Form 10-Q
period 1996-04-30
PRATT WYLCE & LORDS LTD
filed 1996-07-09
CIK 799723

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                                FORM 10-QSB
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 EXCHANGE ACT
For the transition period 			 to
Commission  file number     -    0-25792

                            PRATT, WYLCE & LORDS, LTD.
               (Exact name of Registrant as specified in its charter)

	NEVADA			84-1247085
(State or other jurisdiction of		(I.R.S. Employer
incorporation or  organization		Identification Number)

               P.O. Box 7571, Hilton Head Island, SC              29938
           (Address of principal executive offices)                (Zip Code)

                                     (800) 347-3517
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes    x      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

2,588,500 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
     Yes         No     x










                                  PRATT, WYLCE & LORDS, LTD.

PART I:	Financial Information

	ITEM 1 - Financial statements
	ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:	Other Information
	ITEM 6 - Exhibits and Reports on Form 8-K












































PART I

	Item 1. Financial Statements:"



                                            Pratt, Wylce & Lords, Ltd."

                                                    Balance Sheet"
                                                   April 30, 1996"
                                                     (Unaudited)
                                                     ASSETS
Investments at market or fair value:"
 Investments in common stocks                               $   3,885,238"
"Cash                                                                               133,458"
"Accounts receivable                                                            1,042"
"Property and equipment, at cost, net of"
"  accumulated depreciation of $4,977                               13,279"
"Deferred tax asset                                                             82,070"
                                                                              ------------------
                                                                                     4,115,087

                                                LIABILITIES:

"Accounts payable and accrued expenses                          72,216"
"Accrued compensation                                                   198,916"
"Deferred revenue                                                        2,189,377"
"Dividends accrued                                                      1,195,500"
"Deferred tax liability                                                      496,503"
                                                                              -------------------
                                                                                    4,152,512
                                                                             -------------------"
                                                                                      ($37,425)"
                                                                             ============

                         NET ASSETS"
 Common stock, $.001 par value,"
"  75,000,000 shares authorized,"
"  2,588,500 shares issued and outstanding                       2,679"
" Additional paid-in capital                                             201,276"
Undistributed operating income
     and investment  gains (losses):
Accumulated operating losses                                                    -
Unrealized accumulated depreciation"
  of investments                                                             (241,380)"
Net assets applicable to outstanding common"
  shares (equivalent to $.0  per share, based"
"  on outstanding common shares of 2,678,396)   $       (37,425)"
                                                                               ===========
     See accompanying notes to financial statements.
        "


                                                 Pratt, Wylce & Lords, Ltd."

                                                  Statements of Operations"
                             Three Months Months Ended April 30, 1996 and 1995"
                                                          (Unaudited)
                                                                           1996            1995
Revenues:                                                    ---------------  ---------------"
  Fee income                                                 $  867,417    $  259,700"
 Interest and dividend income                                    92               364

                                                                     -------------      ------------"
                                                                          868,338       260,064"
Costs and expenses:"
  General and administrative                              300,913       152,874"
                                                                       -------------     -------------
Income (loss) from operations before"
  before income taxes                                         567,425       107,190"
"Income (taxes) benefit                                    (211,117)       (33,868)"
                                                                      --------------   ------------"
Income (loss) from operations                           356,308         73,322"
Realized gain (loss) on investments                               -                   -
Income (taxes) benefit                                                    -                   -
                                                                       ------------  --------------
Increase (decrease) in unrealized"
  appreciation of investments                               (26,334)       68,881"
"Income (taxes) benefit                                           8,954       (23,420)"
                                                                      --------------    --------------"
                                                                            (17,380)       45,461"
                                                                      --------------    -------------"
  Net income (loss)                                         $   338,928   $ 118,783"
                                                                        ======      =======
Earnings (loss) per share:
  Net income (loss) from operations              $         0.12   $        0.03
 Net realized gains (losses) on investments                   -                    -
 Net unrealized gains (losses) on investments            0.0              0.02
                                                                    ---------------  --------------
  Net income (loss)                                       $          0.13  $          0.05
                                                                      ======== ========="

 Weighted average shares outstanding             2,646,229    2,560,000"
                                                                       ========   ========
See accompanying notes to financial statements.
        "









                                Pratt, Wylce & Lords, Ltd."

                         Statements of Changes in Net Assets"
                   Three Months Ended April 30, 1996 and 1995"
                                            (Unaudited)
                                                                        1996            1995
                                                                                        "
Net income (loss) from operations           $   356,308    $    73,322"
Realized gain (loss) from investment                        -                    -
Net increase (decrease) in unrealized"
appreciation of investments                           (17,380)         45,461"
                                                                ----------------  --------------
Net increase (decrease) in net assets"
 resulting from operations                             338,928        118,783"
Capital share transactions:"
   Private sales of common stock                   141,500         50,000"
"   Dividends in kind                                    (499,500)                -"
                                                                -----------------  -------------"
Total capital share transactions                      (358,000)       50,000"

                                                                        (19,072)     168,783"
"Net assets at beginning of period                   (18,353)     (28,901)"
                                                                    --------------- --------------"
Net assets end of period                         $       (37,425)   $ 139,882"
                                                                   =========  =======
See accompanying notes to financial statements.
</TABLE)"


























                               Pratt, Wylce & Lords, Ltd."
                               Statements of Cash Flows"
                     Three Months Ended April 30, 1996 and 1995"
                                         (Unaudited)
                                                                      1996                  1995
                                                                  ---------------       ---------------
  Net cash provided by (used in)"
   operating activities                                   $   (92,724)      $   (54,237)"
Cash flows from investing activities:"
   Purchase of investment securities                    (1,250)                     -"
  Purchase of fixed assets                                         (19)                     -
                                                                 -----------------  ----------------"
Net cash provided by (used in)
       investing activities                                        (1,448)                     -"
Cash flows from financing activities:"
   Repayment of notes payable                             (4,272)                     -"
"   Sale of restricted common stock                   141,500            50,000"
                                                                  ----------------- -----------------"
  Net cash provided by (used in)
        financing activities                                     137,228           50,000"
                                                                   ---------------- -----------------"
Increase (decrease) in cash                                  43,056            (4,237)"
"Cash, beginning of period                                 90,402           41,148"
                                                                  ----------------- -----------------"
Cash, end of period                                     $   133,458      $    36,911"
                                                                    =========    ========
      See accompanying notes to financial statements.
        "
























Pratt, Wylce & Lords, Ltd."
Notes to Unaudited Financial Statements 30-Apr-96

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the "provisions of Regulation SB. Accordingly, they do not include "all of the information and footnotes required by generally accepted accounting principles for complete financial "statements. In the opinion of management, all adjustments "(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Income (loss) per share was computed using the weighted average number of common shares outstanding. Investments"

At April 30, 1996 the Company had investments in common equity
"securities as follows:

                                                    Historical         Fair
                                                        Shares         Cost            Value
                                                                                       "
Applied Cellular Technology, Inc.   17,336    $ 71,078    $  62,672"
"Gaming Ventures, Inc.                 185,000      277,500      277,500"
"Grand Slam Licensing, Inc.         160,000       240,000     240,000"
"Level Best Golf, Inc.                   275,000       412,500      412,500"
"Sports Legends,                           226,500       339 750                 - "
"Trinity Works, Inc.                      348,000       522,000     522,000"
"Players Network, Inc.                 185,000       277,500      277,500"
"National Sorbents, Inc.                216,000       324,000     324,000"
"Federated Financial, Inc.             582,500       873,750      873,750"
"Immune Technologies, Inc.         350,877       526,316      526,316"
"Level Best Golf, Inc.                   275,000       412,500      412,500"
"Sherman, Goelz & Associates 4,321,250            5,000                  -"
                                                       ---------          ---------      ---------"
                                                  $4,229,988   $3,885,238"


"Fair value of ACT securities as of April 30, 1996 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities."










Pratt, Wylce & Lords, Ltd. "
Notes to Unaudited Financial Statements 30-Apr-96
(Continued)

Capital share transactions
During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities
Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the safe harbor exceptions from registration under section 4(2), it could still be liable for recision of the sales if such exceptions were found not to apply.

During the period ended April 30, 1996 the Company issued  85,750 shares of its common stock to a limited  investor  group for cash aggregating
$141,500.   Additionally, during this period, the Company declared
"dividends in kind to its shareholders on a pro rata basis of a portion of its investment in two new client company's "securities. The aggregate amount of the dividend was $499,500, "which represents approximately 36% of the value of the stock received.



































                                     PRATT, WYLCE & LORDS, LTD.
                                                      PART I (cont.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.   The Company intends to operate on revenues
from its consulting fee income and does not intend to seek debt financing.
The Company has tried to limit its general and administrative expenses now that its operations have increased and the actual costs relating to its
services have been more accurately determined.   The Company evaluates its
operating expense on a project to project basis depending on the amount and type of consulting services to be provided. However, as the Company has little or no control as to the demand for its services, inflation and changing prices could have a material effect on the future profitability of the Company.

 Additionally, the Company, as partial compensation for its services, receives restricted and/or unrestricted stock in its client companies. The amount of common stock to be received as compensation compared to the amount of cash to be received is determined in separate negotiations with each client company depending on each client company's cash flow
situation.    The receipt of common stock in lieu of cash compensation will negatively affect the cash flow of the Company until, if ever, the common stock of the client company becomes liquid.

The Company's policy is to distribute up to 50% of the securities received
from its client companies to its shareholders.   The Company declares a
dividend in kind for a portion of the securities it receives from its client companies on a pro rata basis to its stockholders at the time such shares are
received by the Company.   The distribution of the dividend shares is made
at the effective date of a registration statement that establishes a public market for the shares.

During the period ended April 30, 1996, the Company declared dividends in kind to its shareholders on a pro rata basis of a portion of its investment in two new client company's securities, Federated Financial Services, Inc. and
Immune Technologies, Inc.   The aggregate amount of the dividend was
$499,500, which represents approximately 36% of the value of the stock received. During the year ended January 31, 1995, the Company declared and distributed 40,000 shares of Applied Cellular Technologies, Inc.
common stock (46.14% of the common stock received from Applied
Cellular Technology, Inc.) as a dividend to its shareholders.   The
Company's basis in the stock at the time of the distribution was $60,000 ($1.50 per share), which amount represents the fair value of the shares two months prior to the commencement of public trading of the shares. Additionally, during that period the Company declared dividends for
100,000 shares of Level Best Golf, Inc. and 100,000 shares of Sports
Legends, inc. at a time which the fair value of the stock was $1.50 per
share.   Distribution of these shares is contingent upon the effective
registration of the shares for public sale.   Since the Company maintained
insufficient retained earnings at the date the dividends were accrued, a portion of the dividends have been accounted for as a return of paid-in-
capital.   The amount of dividends that the Company can pay or accrue is limited by the laws of the State of Nevada to an amount not in excess of the
Company's net assets.   The value of the dividends paid or accrued during
the year ended January 31, 1995 amounted to $331,099 or $.14 per share of the Company's common stock.

During the year ended January 31, 1996, the Company declared dividends for 104,000 shares of Trinity Works, Inc., and 65,000 shares each for
Gaming Ventures, Inc., Grand Slam Licensing, Inc., Players Network and National Sorbents, Inc. at a time when the fair value of the stock was $1.50
per share.   There can be no certainty that the other client companies will successfully register any or all of the securities obtained or to be distributed and provide liquidity to the Company and its shareholders.
Since the Company maintained insufficient retained earnings at the date the dividends were accrued, a portion of the dividends have been accounted for as
a return of paid-in-capital.   During the year ended January 31, 1996, Sports
Legend's Inc. dividend was canceled as it is unlikely that the company will
complete its proposed public offering.   The value of the dividends accrued
(net of the cancellation) during the year ended January 31, 1996 amounted to $406,548 or $.16 per share of the Company's common stock.

Effective October 31, 1995, the Company no longer provides services to Applied Cellular Technology, Inc. and no longer provides services to
Olympic Entertainment Group, Inc.   The Company recorded revenue for
services of $106,188 in the year ended January 31, 1996 and $123,563 for the year ended January 31, 1995 from Applied Cellular Technology, Inc.
and $27,500 in revenues from Olympic Entertainment Group, Inc.   The
Company was paid 3,336 additional shares valued at $12,000.   The
Company has entered into agreements with several other client companies and does not believe that the loss of these customers will have a material
effect on the cash flow of the Company.   However, there can be no
certainty that the other client companies will successfully register any or all of the securities obtained or to be distributed and provide liquidity to the Company and its shareholders.

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures.    Recently, the Company
moved its main office and leased additional office space. The monthly lease payment increased from $200 per month to a total of $1,195 per month.
This increase in lease payments has a negative effect on the cash flow and liquidity of the Company.

The Company received $122,630 of its total compensation in cash for the
three months ended April 30, 1996.   The Company received additional
compensation in common stock of its client companies for the three months ended April 30, 1996 valued at $1,769,066. Revenue from consulting services is recorded ratably over the term of the contract, usually a twelve
month period.   The Company can meet its short term cash flow needs from
the cash compensation received by its client companies, sale of investment securities ($104,123 for the year ended January 31, 1996 and $0.00 for the three months ended April 30, 1996) and the proceeds of $141,500 received from a private placement of its common shares to supplement its cash flow
needs.   In the long term, the Company shall utilize its cash compensation and the sale of its investment securities to meet its cash flow needs. Additionally, certain employees of the Company may accept securities in the client companies as partial compensation to lower the cash flow needs of the Company.

Going Concern.   The Company is not currently delinquent on any of its
obligations and the Company has begun to generate revenue from its
consulting services.   Based upon the increased number of the Company's
consulting agreements to provide the services described in "Business Activities" entered into with all of the listed client companies, the Company believes that it will begin to generate a positive cash flow before the end of its fiscal year 1997.

For the three months ended April 30, 1996, the Company purchased fixed assets for its office valued at $198 and the purchase of investment securities of $1,250 resulting in net cash used in investing activities for the three months ended April 30, 1996 of $1,448. For the year ended January 31,
1995, the Company purchased fixed assets for its office valued at $4,212 and the purchase of investment securities of $1,250 resulting in net cash used in investing activities for the year ended January 31, 1995 of $5,462.

For the year ended January 31, 1996, the Company received proceeds from investment sales of $104,123 and purchased fixed assets for $5,742 resulting in net cash provided by investing activities for the year ended January 31, 1996 of $98,381.

During the three months ended April 30, 1996, the Company received net cash proceeds of $141,500 from the sale of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. Additionally, the Company repaid notes payable of $4,272 during the three
months ended April 30, 1996.   These efforts resulted in net cash provided
by financing activities of $137,228 for the three months ended April 30, 1996.

During the year ended January 31, 1995, the Company received net cash proceeds of $87,214 from the sale of its common stock in a private
placement pursuant to Regulation D of the Securities Act of 1933.   These
efforts resulted in net cash provided by financing activities of $87,214 for the year ended January 31, 1995.

During the year ended January 31, 1996, the Company received net cash proceeds of $64,044 from the sale of its common stock in a private
placement pursuant to Regulation D of the Securities Act of 1933.   The
Company repaid $261 of notes payable. These efforts resulted in net cash provided by financing activities of $63,783 for the year ended January 31, 1996.

Results of Operations:  For the three months ended April 30, 1996
compared to the three months ended April 30, 1995.     The Company
received total revenue of $868,338 (fee income of $867,417 and interest income of $921) for the three months ended April 30, 1996 compared to $260,064 (fee income of $259,700 and interest income of $364) for the
three months ended April 30, 1995.   This significant increase was due to
the increased number of client companies which entered into consulting agreements with the Company. General and administrative expense increased from $152,874 for the three months ended April 30, 1995 to
$300,913 for the three months ended April 30, 1996.   The increase
($148,039) is attributed to expanded efforts to generate new business and to
service the needs of an increased number of client companies.   General and
 administrative expense is composed primarily of larger amounts incurred for salaries and wages ($113,784), professional fees ($27,000), telephone charges ($6,776), travel expenses ($11,341), employee stock bonus ($84,371), advertising and promotion ($24,343), accounting ($12,780)
 and other costs ($20,518) .

The Company experienced net income of $338,928 for the three months
ended April 30, 1996 compared to a net income in 1995 of $118,783.   The
net income is mainly due to an increased number of active contracts with client companies.

For the year ended January 31, 1996 compared to the year ended January
31, 1995.   The Company received total revenue of $1,305,938 (fee income of $1,303,509 and interest income of $2,429) for the year ended January
31, 1996 compared to $387,675 (fee income of $387,208 and interest
income of $467) for the year ended January 31, 1995.   This significant
increase was due to the increased number of client companies which entered into consulting agreements with the Company. General and administrative expense increased from $214,391 to $481,370 for the year ended January
31, 1996.   The increase ($266,979) is attributed to expanded efforts to generate new business and to service the needs of an increased number of
client companies.   The increase is composed primarily of larger amounts
incurred for salaries and wages ($184,000), professional fees $11,000), telephone charges ($9,500), travel expenses ($18,000), employee benefits
($8,600) and other costs.   The Company experienced net income of
$339,379 for the year ended January 31, 1996 compared to a net income in
1995 of $187,960.   The net income is mainly due to an increased number
of active contracts with client companies.  Depreciation was $2,584 for the
year ended January 31, 1996 compared to $1,136 in 1995.   The investment
received for services was increased dramatically by $1,641,000 compared to $882,000 in 1995 due to increased operations..  Additionally, the
Company realized a $82,879 gain on its investments for the year ended
January 31, 1996 and $0 for the year ended January 31, 1995.   The
Company had a decrease in unrealized investment appreciation of $366,084 for the year ended January 31, 1996 due to the writedown of the Sports Legends, Inc. investment and an increase for the year ended January 31,
1995 of ($26,716).   The Company distributed free trading investment
shares of Applied Cellular Technology, Inc. for services in 1996 valued at $9,947 compared to $36,656 in 1995. The decrease minus the decreased level of service provided by the Company's employees related to the
Applied Cellular Technology, Inc. contract in 1996.   The Company expects
that similar distributions of client company securities may be made in the future as these shares become registered, however, there is no formal plan
or obligation to distribute the share.   Accounts and notes receivable
decreased $7,545 in 1996 compared to a decrease in 1995 of $22,965.   The
1995 decrease related to the collection of a $35,000 account receivable for a
stock subscription collected in February, 1995.   The 1996 decrease reflects
the collection of non-recurring advances during 1996.   The Company does
not usually record amounts receivable for its services to clients as these services are paid for in advance by cash deposits and the issuance of
common stock.   Such amounts are carried in the deferred revenue account
until earned by the Company.   Accounts payable increased by $3,536 for
the year ended January 31, 1996 compared to an increase of $953 for the
year ended January 31, 1995.   Deferred revenue increased $609,166 for
the year ended January 31, 1996 compared to an increase of $570,892 for
the year ended January 31, 1995.   These increased amounts in 1996 were
due to increased operations and entering into consulting agreements with additional client companies. The provision for income taxes was $201,895 for the year ended January 31, 1996 compared to $10,375 due to increased
revenues as a result of increased operations.   The 1995 amount was
reduced by the use of a net operating loss that arose in the prior year.   Net
cash used in operating activities was $112,910 for the year ended January
31, 1996 compared to net cash used in operating activities of $55,054 for the year ended January 31, 1995.

Plan of Operation.  The Company charges its client companies an initial cash fee the services relating to the entry of the client company into the
public market for its securities.   Additionally, the Company receives partial
compensation of these services in securities of the client companies usually
at the start of the consulting agreement.   The Company distributes, as a
dividend, a portion of the securities received from some of the client
companies to the stockholders of the Company.   Revenue from the
provision of services is recorded ratably over the  contract term.   The client
companies have the option of utilizing the Company to package the information dissemination regarding the client company business and/or it's
securities.   Contracts which include additional services generally have greater amounts of both cash and stock compensation.

























                                                    PRATT, WYLCE & LORDS, LTD.
                                                                         PART II

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation  S-K)

	None

(b)	Reports on Form 8-K
	None







                                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       June 28, 1996


/s/ Timothy Miles
- -----------------------
Timothy Miles, President