Form 10QSB/A
period 1996-04-30
PRATT WYLCE & LORDS LTD
filed 1996-10-04
CIK 799723

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB/A
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

                                 (803) 686-5590
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes   x      No
    -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

2,588,500 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes       No   x
    -----    -----

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 14, 1996



/s/ Timothy Miles
---------------------------
Timothy Miles, President