Form 10QSB
period 1996-10-31
PRATT WYLCE & LORDS LTD
filed 1996-12-23
CIK 799723

                    UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION

                 Washington,  D.C.  20549

                    FORM  10-QSB
[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
         For  the  Quarter  ended  October  31,  1996

[ ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE
         EXCHANGE  ACT
         For  the  transition  period              to
         Commission file  number - 0-25792

               PRATT,  WYLCE  &  LORDS,  LTD.
  (Exact  name  of  Registrant  as  specified  in  its charter)

     NEVADA                                             84-1247085
(State  or  other  jurisdiction  of                  (I.R.S. Employer
incorporation  or   organization                  Identification Number)

   P.O.  Box  1427,  Idaho  Springs,  CO                  80452
(Address  of  principal  executive  offices)            (Zip Code)

                             (303)  567-0839
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

2,874,596  Shares  of  Common  Stock  ($.001  par  value)
(Title  of  Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes         No  x

PART  I:          Financial  Information



     ITEM  1  -  Financial  statements
   ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II:          Other  Information
     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

PART  I
Item  1.  Financial  Statements:
                          Pratt,  Wylce  &  Lords, Ltd.

                                  Balance  Sheet
                                October  31,  1996
                                   (Unaudited)

                                      ASSETS
Investments at market or fair value:
  Investments in common stocks                $5,701,689
Cash                                              38,597
Accounts receivable                               41,578
Property and equipment, at cost, net of
   accumulated depreciation of $7,302             29,872

Deferred tax asset                                82,070
                                             -----------

                                               5,893,806

                LIABILITIES:
Accounts payable and accrued expenses            439,915
Deferred revenue                               1,420,853
Dividends accrued                              1,521,750
Deferred tax liability                         1,429,094
                                             -----------
                                               4,811,612
                                             -----------
                                              $1,082,194
                                             ===========
                 NET ASSETS
 Common stock, $.001 par value,
  75,000,000 shares authorized,
  2,874,596 shares issued and outstanding     $    2,875
 Additional paid-in capital                      548,824

Undistributed operating income and investment
  gains (losses):
Accumulated operating income                     215,705
Unrealized accumulated depreciation
  of investments                                 314,790
                                                --------
                                                 530,495
                                                --------
Net assets applicable to outstanding common
  shares (equivalent to $.38  per share, based
  on outstanding common shares of 2,874,596)  $1,082,194
                                              ==========

See accompanying notes to financial statements.

          Pratt, Wylce & Lords, Ltd.
          Statements of Operations
Three Months and Nine Months Ended October 31, 1996 and 1995

                         Three  Months  Ended                  Nine  Months  Ended
                             October  31,                         October 31,
                         1996            1995                   1996          1995



Revenues:
  Fee income           $1,368,817     $  73,087              $3,155,616   $850,250
  Interest and
    dividend income           381           669                   2,633      1,398
                       ----------     ---------              ----------   --------
                        1,369,198        73,756               3,158,249    851,648

Costs and expenses:
  General and
   administrative         594,308       101,311               1,096,704    296,906

Income (loss)
  from operations before
   before income taxes    774,890       (27,555)              2,061,545    554,742
Income (taxes) benefit   (297,071)       15,270                (803,565)  (236,454)

Income (loss)
   from operations        477,819       (12,285)              1,257,980    318,288

Realized gain (loss)
   on investments         230,026        87,530                 232,996     82,879
Income (taxes) benefit    (78,209)      (29,760)                (79,219)   (28,179)
                         --------      --------               ---------    -------
                          151,817        57,770                 153,777     54,700
Increase (decrease)
  in unrealized
  appreciation of
  investments              14,116       (46,343)                816,348   (307,291)
Income (taxes) benefit     (4,799)       15,757                (277,558)   104,479
                          -------       -------               ---------   --------
                            9,317       (30,586)                538,790   (202,812)

Net income (loss)     $  638,953      $ 14,898              $1,950,547   $ 170,176


Earnings (loss) per share:
  Net income (loss)
   from operations     $     0.22      $   0.02                 $  0.51      $0.14
  Net unrealized gains
  (losses) on investment     0.00         (0.01)                   0.20      (0.08)
Net income (loss)      $     0.22      $   0.01                $   0.71      $0.07
                        2,874,596     2,588,500               2,745,674  2,577,889

         Pratt, Wylce & Lords, Ltd.
    Statements of Changes in Net Assets
Nine Months Ended September 31, 1996 and 1995
                (Unaudited)

                                         1996                      1995
Net income (loss) from operations    $ 1,257,980                 $ 318,288
Realized gain
     (loss) from investment              153,777                    54,700
Net increase (decrease) in unrealized
appreciation of investments              538,790                  (202,812)
                                       ----------                ---------
Net increase (decrease) in net assets
  resulting from operations            1,950,547                   170,176

Capital share transactions:
   Private sales of common stock         184,250                    62,544
   Exercise of common stock options       39,000                         -
   Dividends in kind                  (1,073,250)                  (73,901)
                                      ----------                 ---------

Total capital share transactions        (850,000)                  (11,357)
                                      ----------                 ---------

Increase (decrease) in net assets      1,100,547                   158,819

Net assets at beginning of period        (18,353)                        -
                                      ----------                 ---------
Net assets end of period             $ 1,082,194                 $ 158,819
                                      ==========                 =========

See accompanying notes to financial statements.

         Pratt, Wylce & Lords, Ltd.
          Statements of Cash Flows
Nine Months Ended September 31, 1996 and 1995
                (Unaudited)

                                         1996                         1995


  Net cash provided by (used in)
   operating activities                $(604,576)                   $(97,465)

Cash flows from investing activities:
   Proceeds from sale of investments     391,659                     104,123
   Purchase of investment securities      (1,250)                          -
   Purchase of fixed assets              (19,116)                          -
                                       ---------                   ---------
Net cash provided by (used in)
   investing activities                  371,293                     104,123

Cash flows from financing activities:
   Repayment of notes payable             (4,272)                          -
   Sale of restricted common stock       188,750                      62,544
                                       ---------                   ---------
Net cash provided by (used in)
   financing activities                  184,478                      62,544
                                       ---------                   ---------
Increase (decrease) in cash              (51,805)                     68,202

Cash, beginning of period                 90,402                      41,148
                                       ---------                   ---------
Cash, end of period                    $  38,597                    $110,350
                                       =========                   =========

See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Notes to Unaudited Financial Statements
October 31, 1996

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.


Investments

At October 31, 1996 the Company had investments in common equity securities as follows:

                                           Historical
Fair
                                       Shares        Cost
Value
Applied Cellular Technology, Inc.       3,502   $  14,358              $8,482
Gaming Ventures, Inc.                  77,944     116,916                ,262
Grand Slam Licensing, Inc.            160,000     240,000             240,000
Level Best Golf, Inc.                  99,001     148,502             408,379
Sports Legends,                       226,500     339,750                   -
Trinity Works, Inc.                   348,000     522,000             870,000
Players Network, Inc.                 185,000     277,500             277,500
National Sorbents, Inc.               216,000     324,000             324,000
Immune Technologies, Inc.             350,877     526,316             526,316
Advanced Sterilizer Technology        230,000     345,000             345,000
Advanced Power Technologies           246,000     369,000             369,000
Casionvations, Inc.                   225,000     337,500             337,500
Rubicon Sports, Inc.                  400,000     600,000             600,000
Willow, CSN, Inc.                     709,500   1,064,250           1,064,250
Sherman, Goelz & Associates         4,321,250       5,000                   -
                                                ---------          ----------
                                               $5,038,174          $5,701,689

Fair value of Applied Cellular Technologies, Gaming Ventures, Inc. and Level Best Golf securities as of October 31, 1996 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities.

Capital share transactions

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exceptions from registration under section 4(2), it could still be liable for recision of the sales if such exceptions were found not to apply.

During the period ended October 31, 1996 the Company issued 128,250 shares of its common stock to a limited investor group for cash aggregating $184,250. The Company also issued 151,000 shares of its restricted common stock to existing shareholders for the exercise of stock purchase options for cash of $1,500 and client company securities of $37,500. The securities were delivered to the Company subsequent to October 31, 1996.

Additionally, during this period, the Company declared dividends in kind to its shareholders on a pro rata basis of a portion of its investment in two new client companies securities. The aggregate amount of the dividend was $1,073,250, which represents approximately 33% of the value of the stock received.

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

During the period ended October 31, 1996, the Company declared dividends in kind to its shareholders on a pro rata basis of a portion of its
investment in two new client company's securities.   The aggregate amount of the
dividend was $1,073,250, which represents approximately 33% of the value of the stock received.

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

The Company received $263,130 of its total compensation in cash for the
nine months ended October 31, 1996.   The Company received additional
compensation in common stock of its client companies for the nine months ended October 31, 1996 valued at $3,242,066. Revenue from consulting services is recorded ratably over the term of the contract, usually a twelve month period. Of the total compensation received for the nine months ended October 31, 1996, $1,313,068 has been recognized as revenue and $2,192,128 has been deferred for recognition over the remaining contract terms. The Company can meet its short term cash flow needs from the cash compensation received by its client companies, sale of investment securities ($104,123 for the year ended
January 31, 1996 and $391,659 for the nine months ended October 31,
1996) and the proceeds of $185,750 received from a private placement of 128,250 of its common shares to a limited investor group to supplement its cash flow needs. The Company also issued 151,000 shares of its restricted common stock to existing shareholders for the exercise of stock purchase options for cash of $1,500 and client company securities of $37,500. The securities were delivered to the Company subsequent to October 31, 1996. In the long term, the Company shall utilize its cash compensation and the sale of its investment
securities to meet its cash flow needs.   Additionally, certain employees of
the Company may accept securities in the client companies as partial compensation to lower the cash flow needs of the Company.

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

For the nine months ended October 31, 1996, the Company purchased fixed assets for its office valued at $19,116 and purchased investment securities of
$1,250.   The Company received proceeds from the sale of investments of
$391,659 resulting in net cash used in investing activities for the nine months ended October 31, 1996 of $371,293.

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

During the nine months ended October 31, 1996, the Company received net cash proceeds of $185,750 from the sale of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933.
Additionally, the Company repaid notes payable of $4,272 during the nine
months ended October 31, 1996.   These efforts resulted in net cash
provided by financing activities of $181,478 for the nine months ended October 31, 1996.

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

Results of Operations:  For the nine months ended October 31, 1996
compared to the nine months ended October 31, 1995.     The Company
received total revenue of $3,158,249 (fee income of $3,155,616 and interest income of $2,633) for the nine months ended October 31, 1996 compared to $8501,648 (fee income of $850,250 and interest income of $1,398) for the
nine months ended October 31, 1995.   This significant increase was due
to the increased number of client companies which entered into consulting agreements with the Company. General and administrative expense increased from $296,906 for the nine months ended October 31, 1995 to $1,096,913
for the nine months ended October 31, 1996.   The increase ($148,039) is
attributed to the hiring of additional employees, expanded efforts to generate new business, and to service the needs of an increased number
of client companies.   The increase is composed primarily of larger amounts
incurred for salaries and wages ($285,539), professional fees ($32,868), telephone charges ($15,800), travel expenses ($40,327), advertising ($170,768), printing ($56,482), commissions ($150,000) and other costs ($48,223).

The Company experienced net income of $1,950,547 for the nine months
ended October 31, 1996 compared to a net income in 1995 of $170,176.   The net
income is mainly due to an increased number of active contracts with client companies.

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

Plan of Operation.  The Company charges its client companies an initial cash fee the services relating to the entry of the client company into
the public market for its securities.   Additionally, the Company receives
partial compensation of these services in securities of the client companies
usually at the start of the consulting agreement.   The Company distributes, as
a dividend, a portion of the securities received from some of the client
companies to the stockholders of the Company.   Revenue from the provision of
services is recorded ratably over the  contract term.   The client
companies have the option of utilizing the Company to package the information dissemination regarding the client company business and/or its securities. Contracts which include additional services generally have greater amounts of both cash and stock compensation.

PRATT, WYLCE & LORDS, LTD.
PART II
Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation  S-K)

     None

(b)  Reports on Form 8-K
     None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     December 20, 1996



               /s/ Timothy Miles
               Timothy Miles, President