Form 10KSB
period 1997-01-31
PRATT WYLCE & LORDS LTD
filed 1997-06-04
CIK 799723

FORM  10-KSB
                SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington,  D.C.  20549

[X]        15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  [FEE  REQUIRED]
For  the  fiscal  year  ended:  1/31/97
OR
[ ]        15,  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _______________ Commission file number: 0-25792

                   PRATT,  WYLCE  &  LORDS,  LTD.
         (Exact  name  of  registrant  as  specified  in  charter)

     Nevada                                                         84-1247085
(State  or  other  jurisdiction  of                            (I.R.S. Employer
  incorporation  or  organization)                           Identification No.)

10  Office  Park  Road,  Suite 222, Hilton Head Island, SC            29928
    (Address of principal executive offices)                       (Zip Code)

                   Registrant's  telephone  number,
                      including  area  code:
                         (803)  686-5590

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
Common  Stock,  $.001  par  value

Check  whether  the  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  at  least  the  past  90  days.          Yes    __x__          No  ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The  Corporation's  revenues  for  its  most recent fiscal year were $685,512.

As of January 31, 1997, three market makers maintained bids in the Company's securities. The current market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant is approximately
$553,000.            .

The number of shares outstanding of registrant's only class of common stock, as of January 31, 1997 was 2,874,596 and at April 31, 1996 was 2,874,596
shares  of  its  $.001  par  value  common  stock.

No  documents  are  incorporated  into  the  text  by  reference.
Transitional  Small  Business  Disclosure  Format (check one):
Yes        No        x

Exhibit  Index  is  located  on  Page 22         .

PART  I

ITEM  1.    DESCRIPTION  OF  BUSINESS.

     A.          Business  Development.       Pratt, Wylce & Lords, Ltd., (the
"Company") was incorporated in the State of Florida on May 22, 1986 using the name Global Wrestling Alliance, Inc. The Company was authorized to issue 75,000,000 common shares at $.0001 par value. The Company had limited operations from 1988 through 1990 and ceased operations at that time. The Company experienced a change in control and pursuant to a Board of Directors meeting and subsequent written consent of a majority of its shareholders on May 31, 1993, the Company began operations of its present business under the name Pratt, Wylce & Lords, Ltd. and a One for One Hundred reverse stock split was effectuated. The Company was reincorporated in the State of Nevada on August 18, 1993. Pursuant to the Articles of Merger, the Company is authorized to issue 75,000,000 common shares at $.001 par value and there are currently 2,874,596 common shares outstanding.


     B.    Business  of  Company.

General.      The  previous  business  objective of the Company was to provide consulting services which assist the client company in becoming a publicly traded company.

During January 1997, the Company determined that it was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company has negotiated contract termination agreements with all of its active clients which provide for the immediate discontinuance of consulting services. The termination contracts provide that the Company retain as revenue all cash paid to date and that the Company return all or a major portion on common stock issued to it by client companies.

The Company currently intends to provide management services for cash only, and acquire businesses and assets as may provide gain for the shareholders. The Company may also choose to form corporations for the purpose of pursuing such business ventures as are deemed potentially profitable by the Board of Directors.

Competition. The proposed business of the Company is very competitive. The Company will encounter competition in its chosen business who are already offering, or will in the future offer, the same or similar services as those offered by the Company. Entities with greater established financial resources and contacts than the Company are competitors in the Company's chosen business industries. They may develop marketing strategies that are competitive with or superior to the Company's services or which can be marketed more effectively. The Company competes on the basis of price and quality of its services.

Federal and/or State Regulation. The Company is not subject to any federal or state regulations regarding its services or proposed activities. However, the Company files required reports under Section 12g of the Securities Act of 1934. Additionally, the Company is subject to the requirements discussed below as a Business Development Company.

Business Development Company. In July, 1995, the Company elected to be treated as a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). On October 21, 1980, the 1940 Act was amended by a series of amendments which added sections 55 through 65. These sections comprise the Small Business Investment Incentive
Act  of  1980  (the  "SMIIA").        For  purposes  of  the SMIIA, a business
development company is defined as a domestic closed-end company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which it invests. Generally, a company which elects to be treated as a business development company, or intends within 90 days to so elect, is exempt from certain provisions of sections 1 through 53 of the 1940 Act.

To take advantage of these special regulatory provisions, a BDC must comply with sections 55 through 65 of the 1940 Act, which require, among other things, that:
     a. a majority of the BDC's directors must not be "interested persons" as defined in section 2(a)(19) of the 1940 Act;
     b. A BDC is restricted in the kind of investments it can make, i.e., at least seventy percent of the BDC's assets (excluding assets necessary to maintain the business, such as office furniture) must consist of securities of small, developing business or financially troubled businesses and such liquid assets as cash or cash items, Government securities or short-term, high quality debt securities;
     c. A BDC must annually furnish to its shareholders a statement, in such form and manner as the Securities and Exchange Commission may prescribe, about the risks involved in investing in a BDC due to the nature of its portfolio, and;

     d. A BDC must have a class of equity securities registered under the 1934 Act or have filed a registration statement under that section and must comply with the periodic reporting requirements under the 1934 Act, including annual reports, quarterly reports and reports of certain material changes, rather than with those in section 30 of the 1940 Act.

Due to the change in the business of the Company, the Company shall elect not to be treated as a BDC as soon as practicable

Employees.   The Company has one full time employee and no part time employees.
The  Company  shall  employ  additional  individuals  as  required.

Seasonal  Nature  of  Business Activities.   The Company's current business
activities are  not  seasonal.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company currently occupies an office facility of 400 square feet. It has a month to month lease term with a monthly lease payment of $395. As of January 31, 1997, the Company no longer has offices in Denver, Colorado where the lease payments were $600.00 per month on a month to month basis.


ITEM  3.    LEGAL  PROCEEDINGS.

The Company knows of no material pending or threatened legal proceedings to which the Company and its subsidiary is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

During the fourth quarter of the fiscal year ended January 31, 1997, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and listed on the OTC Bulletin Board under the symbol "PWLS".

The  following  table  sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported by the OTC Bulletin Board. The Company's market makers are Baron Chase, Paragon and NAIB. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     Quarter  Ended                              High  Bid          Low  Bid

         1/31/95                                    3/4                    1/4
         4/31/95                                 1  7/8                    1/2
         7/31/95                                  1  78                  1 3/8
        10/31/95                                 1  5/8                      1
         1/31/96                                 1  3/4                  1 1/2
         4/30/96                                3  5/16                  2 3/4
         7/31/96                                 3  3/4                 3 5/16
        10/31/96                                 1  3/4                  1 5/8
         1/31/97                                    3/8                    3/8

The Company's common stock commenced trading on the over-the-counter market in
February,  1994.    Prior to that time, there was no market for the securities of  the  Company.

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to the Registrant's shareholders as dividends in the near future.

During the year ended January 31, 1996, the Company declared dividends for 104,000 shares of Trinity Works, Inc., and 65,000 shares each for Gaming Ventures, Inc., Grand Slam Licensing, Inc., Players Network and National Sorbents, Inc. at a time when the fair value of the stock was $1.50 per share.

Distribution  of  these  shares  was  contingent  upon  the  effective registration of the shares for public sale. Since the Company maintained insufficient retained earnings at the date the dividends were accrued, a portion of the dividends have been accounted for as a return of
paid-in-capital.    During the year ended January 31, 1996, the Sports Legend's
Inc.  dividend  was canceled  as it is unlikely that the company will complete its
proposed  public  offering.    The value of the dividends  accrued (net of the
cancellation) during the year ended January 31, 1996 amounted to $396,000 or $.15 per share of the Company's common stock.

In connection with the cancellation of the Company's consulting contracts, the Company canceled dividends accrued during 1996 and 1997 aggregating $452,161. Additionally during 1997, the Company distributed 63,556 shares of common stock of Gaming Ventures, Inc. and 99,003 shares of common stock of Level Best Golf, Inc.

As of January 31, 1997, the number of holders of Company's common stock was 950.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. Due to its change in business, the Company can no longer operate on revenues from its consulting fee income. The Company will have to seek equity or debt financing to commence operations again. The Company has tried to limit its general and administrative expenses now that its operations have ceased. As the Company has little or no control as to the demand for its services, inflation and changing prices could have a material effect on the future profitability of the Company. Additionally, the Company, as partial compensation for its services, received restricted and/or unrestricted stock in its client companies. The receipt of common stock in lieu of cash compensation has negatively affected the cash flow of the Company specifically due to the termination of its consulting contracts and the surrender of a substantial portion of its client common stock and also until, if ever, the common stock of the client company becomes liquid.

The Company's policy was to distribute up to 50% of the securities received from its client companies to its shareholders. The Company declared a dividend in kind for a portion of the securities it received from its client companies on a pro rata basis to its stockholders at the time such shares are received by the Company. The distribution of the dividend shares is made at the effective date of a registration statement that establishes a public market for the shares. During the year ended January 31, 1996, the Company distributed 63,556 shares of Gaming Ventures, Inc., common stock and 99,003 shares of Level Best Golf, Inc common stock as dividends to its shareholders.

The Company's basis in the stock at the time of the distribution was $95,334 and $148,505 respectively ($1.50 per share), which amount represents the fair value of the shares two months prior to the commencement of public trading of the shares.

During the year ended January 31, 1996, the Company declared dividends for 104,000 shares of Trinity Works, Inc., and 65,000 shares each for Gaming Ventures, Inc., Grand Slam Licensing, Inc., Players Network and National Sorbents, Inc. at a time when the fair value of the stock was $1.50 per share.
3
Distribution  of  these  shares  was  contingent  upon  the  effective registration of the shares for public sale. Since the Company maintained insufficient retained earnings at the date the dividends were accrued, a portion of the dividends have been accounted for as a return of paid-in-capital. During the year ended January 31, 1996 the Sports Legend's Inc. dividend was canceled as it is unlikely that the company will complete its proposed public offering. The value of the dividends accrued (net of the cancellation) during the year ended January 31, 1996 amounted to $396,000 or $.15 per share of the Company's common stock.

In connection with the cancellation of the Company's consulting contracts , the Company canceled dividends accrued during 1996 and 1997 aggregating $452,161. Additionally during 1997, the Company distributed 63,556 shares of common stock of Gaming Ventures, Inc. and 99,003 shares of common stock of Level Best Golf, Inc.

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

Capital  Resources  and  Source  of Liquidity.    The Company currently has no
material commitments for capital expenditures. In connection with the termination of its consulting contracts, the Company ceased operations in its Denver, CO office and transferred $12,773 (net book value of $6,867) of office equipment to a former employee in exchange for cash of $1,100. The Company recorded $5,767 of compensation expense in connection with the transfer of assets. This decrease in lease payments has a positive effect on the cash flow and liquidity of the Company.

The Company can meet its short term cash flow needs from the sale of investment securities ($104,123 for the year ended January 31, 1997) and the proceeds of $185,750 received from a private placement of its common shares to supplement its cash flow needs. Additionally, the Company issued 150,000 shares of common stock for the exercise of common stock options valued at $39,000 of which $31,500 remained unpaid at January 31, 1997.

In the long term, the Company shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern. The Company is not currently delinquent on any of its obligations even though the Company has ceased to generate revenue from its consulting services. Based upon the termination of the Company's consulting agreements to provide the services described in "Business Activities" entered into with all of the listed client companies, the Company believes that it will not generate a positive cash flow before the end of its fiscal year 1998.

For the year ended January 31, 1997, the Company purchased fixed assets for its office valued at $875 and received proceeds from investment sales of $563,646 resulting in net cash used in investing activities for the year ended January 31, 1997 of $562,771.

For the year ended January 31, 1996, the Company received proceeds from investment sales of $104,123 and purchased fixed assets for $5,742 resulting in net cash provided by investing activities for the year ended January 31, 1996 of $98,381.

During the year ended January 31, 1997, the Company received net cash proceeds of $185,750 from the sale of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. These efforts resulted in net cash provided by financing activities of $185,750 for the year ended January 31, 1997.

During the year ended January 31, 1996, the Company received net cash proceeds of $64,044 from the sale of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. The Company repaid $261 of notes payable. These efforts resulted in net cash provided by financing activities of $63,783 for the year ended January 31, 1996.

Results  of  Operations:

For  the  year  ended  January 31, 1997 compared to the year ended January 31,
1996.   The Company received total revenue of $685,512 (fee income of $679,955 and interest income of $5,557) for the year ended January 31, 1997 compared to $1,305,938 (fee income of $1,303,509 and interest income of $2,429) for the
year ended January 31, 1996.   This significant decrease was due to the delays
client companies were experiencing in obtaining effective registration statements and, as such, the Company's abilities to move forward with other client companies. General and administrative expense increased from $481,370
to  $1,486,122  for  the  year  ended  January  31,  1997.     The increase is
attributed  to  expanded  efforts  to generate new business and to service the
needs  of  an increased number of client companies.   The increase is composed
primarily of larger amounts incurred for salaries and wages ($592,510), professional fees ($91,073), telephone charges ($28,189), travel expenses ($42,477), advertising and promotion of $246,592), consulting fees ($200,000) printing ($68,294), postage and freight $(19,482), payroll taxes ($24,705) and other costs ($172,800). The Company experienced a net decrease in net assets resulting from operations of (128,603) for the year ended January 31, 1997 compared to a net increase in net assets resulting from operations in 1996 of
$339,379.   The net decrease is mainly due to delay in the registration of its client companies filings and the large increase in general and administrative costs associated with attempts to market the securities of
Level Best Golf, Inc.  and  Gaming  Venture,  Inc.   Depreciation was $3,699
for the year ended January  31,  1996  compared  to $2,584 in 1996.   The
investment received for services was decreased dramatically by $421,825 compared to $1,641,000 in 1996 due to decision not to move forward with new clients in light of the delays in client companies receiving effective registration statements. Additionally, the Company realized a $540,221 gain from the sale of its investments for the year ended January 31, 1997 and $82,879 for the year ended January 31, 1996. This was due to the increased liquidity of the Company's client companies stock  in  Gaming
Venture  Corp.,  U.S.A.  and  Level Best Golf, Inc. and the Company's  need
for  additional  cash  flow.   The Company had an increase in unrealized
investment appreciation of $445,636 for the year ended January 31, 1997  and a decrease in unrealized investment appreciation of $366,084 for the year ended  January 31, 1996 due to the writedown of the Sports Legends, Inc.
investment.  The  Company abandoned fixed assets valued at $6,868.   The
Company distributed free trading investment shares of its client companies for services  in  1997  valued  at $395,156 compared to $9,947 in 1996.
Accounts and notes  receivable  decreased  $3,900 in 1997 compared to a decrease in 1996 of $7,545.  The  1996  decrease reflects the collection of
non-recurring advances during  1996.   The Company does not usually record
amounts receivable for its services to clients as these services are paid for
in advance by cash deposits and  the  issuance of common stock.   Such
amounts are carried in the deferred revenue  account  until earned by the
Company.   Accounts payable increased by $156,215 for the year ended January
31, 1997 compared to an increase of $3,536 for  the  year  ended  January
31,  1996  due  to  increased costs related to services performed on behalf
of its client companies.   Deferred revenue decreased $1,180,058 for the year
ended  January 31, 1997 compared to an increase of $609,166 for the year
ended January  31,  1996.   The decreased amounts in 1997 were due the
Company's decision to decrease the number of client companies until current
client companies had effective registration statements.   The increased
amounts in 1996 were due to increased operations and entering into consulting agreements with additional client companies. The provision for income taxes was $(212,270) for the year ended January 31, 1997 compared to $201,895 due to decreased revenues and increased general and administrative costs as a
result of decreased operations.   Dividends payable decreased by $243,839 in
1997 due to the Company's decision not to contract with additional client companies until current client companies needs were met. Net cash used in operating activities was $827,980 for the year ended January 31, 1997 compared to net cash used in operating activities of $112,980 for the year ended January 31, 1996.

For the year ended January 31, 1996 compared to the year ended January 31,
1995.   The Company received total revenue of $1,305,938 (fee income of
$1,303,509 and interest income of $2,429) for the year ended January 31, 1996 compared to $387,675 (fee income of $387,208 and interest income of $467) for
the year ended January 31, 1995.   This significant increase was due to the
increased number of client companies which entered into consulting agreements with the Company. General and administrative expense increased from $214,391
to $481,370 for the year ended January 31, 1996.   The increase ($266,979) is
attributed to expanded efforts to generate new business and to service the
needs of an increased number of client companies.   The increase is composed
primarily of larger amounts incurred for salaries and wages ($184,000), professional fees ($11,000), telephone charges ($9,500), travel expenses
($18,000), employee benefits ($8,600) and other costs.   The Company
experienced net income of $339,379 for the year ended January 31, 1996
compared to a net income in 1995 of $187,960.   The net income is mainly due
to an increased number of active contracts with client companies.

Depreciation was $2,584 for the year ended January 31, 1996 compared to $1,136
in 1995.   The investment received for services was increased dramatically by
$1,641,000 compared to $882,000 in 1995 due to increased operations. Additionally, the Company realized a $82,879 gain on its investments for the year ended January 31, 1996 and $0 for the year ended January 31,
1995.   The Company had a decrease in unrealized investment appreciation of
366,084 for the year ended January 31, 1996 due to the writedown of the
Sports Legends, Inc. investment and an increase for the year ended January 31,
1995 of ($26,716).   The Company distributed free trading investment shares of
Applied Cellular Technology, Inc. for services in 1996 valued at $9,947 compared to $36,656 in 1995. The decrease minus the decreased level of service provided by the Company's employees related to the Applied Cellular
Technology, Inc. contract in 1996.   The Company expects that similar
distributions of client company securities may be made in the future as these shares become registered, however, there is no formal plan or obligation to
distribute the share.   Accounts and notes receivable decreased $7,545 in 1996
compared to a decrease in 1995 of $22,965.   The 1995 decrease related to the
collection of a $35,000 account receivable for a stock subscription collected
in February, 1995.   The 1996 decrease reflects the collection of
non-recurring advances during 1996.   The Company does not usually record
amounts receivable for its services to clients as these services are paid for
in advance by cash deposits and the issuance of common stock.   Such amounts
are carried in the deferred revenue account until earned by the Company. Accounts payable increased by $3,536 for the year ended January 31, 1996 compared to an increase of $953 for the year ended January 31, 1995.
Deferred revenue increased $609,166 for the year ended January 31, 1996 compared to an increase of $570,892 for the year ended January 31, 1995.
These increased amounts in 1996 were due to increased operations and entering into consulting agreements with additional client companies. The provision for income taxes was $201,895 for the year ended January 31, 1996 compared to
$10,375 due to increased revenues as a result of increased operations.   The
1995 amount was reduced by the use of a net operating loss that arose in the
prior year.   Net cash used in operating activities was $112,910 for the year ended January 31, 1996 compared to net cash used in operating activities of $55,054 for the year ended January 31, 1995.

Plan of Operation.   During January 1997, the Company determined that it was
unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company has negotiated contract termination agreements with all of its active clients which provide for the immediate discontinuance of consulting services. The termination contracts provide that the Company retain as revenue all cash paid to date and that the Company return all or a major portion on common stock issued to it by client companies.

The Company currently intends to provide management services for cash only,
acquire businesses and assets as may provide gain for the shareholders.   The
Company may also choose to form corporations for the purpose of pursuing such business ventures as are deemed potentially profitable by the Board of Directors.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

INDEPENDENT AUDITOR'S REPORT
Board of Directors and Shareholders
Pratt, Wylce & Lords, Ltd.

We have audited the balance sheet of Pratt, Wylce & Lords, Ltd. as of January 31, 1997, and the related statements of operations, changes in net assets, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Pratt, Wylce & Lords, Ltd. as of January 31, 1997, and the results of its operations, changes in net assets and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, investment securities not readily marketable amounting to $1,988,815 as of January 31, 1997, have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and investments and have inspected underlying documentation, and in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of fair values may differ significantly from the values that would have been used had a ready market existed for the securities, and the difference could be material.


Winter, Scheifley & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
February 21, 1997

Pratt, Wylce & Lords, Ltd.
Balance Sheet
January 31, 1997

ASSETS
Investments at market or fair value:
Investments in common stocks                                  $   673,809
Investments in common stocks - restricted                       1,868,816

Cash                                                               10,943
Account receivable                                                  1,100
Property and equipment, at cost, net of
  accumulated depreciation of $1,869                                4,289
                                                               ----------
                                                                2,558,957

LIABILITIES
Accounts payable                                                   11,658
Accrued expenses                                                   29,983
Payroll taxes payable                                             151,545
Accrued contract losses                                         1,868,816
                                                               ----------
                                                                2,062,002
                                                               ----------
                                                              $   496,955
                                                              ===========
NET ASSETS
Common stock, $.001 par value,
75,000,000 shares authorized,
2,874,596 shares issued and outstanding                      $     2,875
Additional paid-in capital                                       455,460
Unpaid subscriptions to common stock                             (31,500)
Undistributed operating income and investment
gains (losses):
  Accumulated operating losses                                         -
  Unrealized accumulated appreciation
  of investments                                                  70,120
                                                              ----------
                                                                  70,120
                                                              ----------
Net assets applicable to outstanding common
shares (equivalent to $.17 per share, based
  on outstanding common shares of 2,874,596)                  $  496,955
                                                              ==========

See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Statements of Operations
Years Ended January 31, 1997 and 1996

                                                      1997             1996

Revenues:
Fee income                                    $    679,955     $  1,303,509
Interest and dividend income                         5,557            2,429
                                               -----------      -----------
                                                   685,512        1,305,938
Costs and expenses:
     General and administrative                  1,486,122          481,370
     Losses on contract cancellations              307,250            -
     Interest expense                                6,600               89
                                               -----------      -----------
                                                 1,799,972          481,459
                                               -----------      -----------
Income from operations before
     before income taxes                        (1,114,460)         824,479
   Income (taxes) benefit                          335,191         (298,184)
                                               -----------      -----------
   Income from operations                         (779,269)         526,295

   Realized gain (loss) on investments             540,221           82,879
   Income (taxes)                                 (183,675)         (28,179)
                                               -----------      -----------
                                                   356,546           54,700
Increase (decrease) in unrealized
     appreciation of investments                   445,636         (366,084)
   Income (taxes) benefit                         (151,516)         124,468
                                               -----------      -----------
                                                   294,120         (241,616)
Net increase (decrease) in net assets
     resulting from operations                $   (128,603)   $     339,379
                                               ===========      ===========


Earnings (loss) per share:
     Net income from operations               $      (0.28)     $      0.20
     Net realized gains on investments                0.13             0.02
     Net unrealized gains (losses) on investments     0.10            (0.09)
                                               -----------      -----------
     Net income                               $      (0.05)     $      0.13
                                               ===========      ===========

    Weighted average shares outstanding          2,777,904        2,581,244
                                               ===========      ===========

                 See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Statements of Changes in Net Assets
Years Ended January 31, 1997 and 1996

                                                     1997              1996
Net income from operations                 $     (779,269)   $      526,295
Realized gain (loss) from investment               356,546           54,700
Net increase (decrease) in unrealized
 appreciation of investments                       294,120         (241,616)
                                              ------------      -----------
Net increase in net assets
  resulting from operations                       (128,603)         339,379
                                              ------------      -----------

Capital share transactions:
   Private sales of common stock                   223,250           64,044
Common stock issued for services                     3,125
Unpaid stock subscription                          (31,500)
Dividend in kind                                                   (396,000)
Cancellation of dividends                          452,161
                                              ------------      -----------
Total capital share transactions                   643,911         (328,831)
                                              ------------      -----------

Increase (decrease) in net assets                  515,308           10,548

Net assets at beginning of period                  (18,353)         (28,901)
                                              ------------      -----------
Net assets end of period                    $      496,955    $     (18,353)
                                              ============      ===========

                 See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Statements of Cash Flows
Years Ended January 31, 1997 and 1996

                                                     1997              1996
Cash flows from operating activities:
 Net income (loss)                              $   (128,603)    $   339,379
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                         3,699           2,584
  Investment stock received for services            (421,825)     (1,641,000)
  Unrealized appreciation investment                (445,636)        366,084
  Gain from sale of investments                     (540,221)        (82,879)
  Common stock issued for services                                     3,125
  Abandonment of fixed assets                          6,868
  Investment stock paid for services                 395,156           9,947
Changes in assets and liabilities:
(Increase) decrease in:
     Accounts and notes receivable                     3,900           7,545
(Decrease) increase in:
     Accounts payable                                156,215           3,536
     Accrued expenses                              1,778,634          67,708
     Deferred revenue                             (1,180,058)        609,166
     Dividends payable                              (243,839)
     Deferred income taxes                          (212,270)        201,895
                                                 -----------     -----------
      Total adjustments                             (699,377)       (452,289)
                                                 -----------     -----------
Net cash provided by (used in)
  operating activities                              (827,980)       (112,910)
                                                 -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investments                  563,646         104,123
  Purchase of fixed assets                              (875)         (5,742)
                                                 -----------     -----------
Net cash provided by (used in)
investing activities                                 562,771          98,381
                                                 -----------     -----------
Cash flows from financing activities:
  Common stock sold for cash                         185,750          64,044
  Repayment of notes payable                                            (261)
                                                 -----------     -----------
Net cash provided by (used in)
  financing activities                               185,750          63,783
                                                 -----------     -----------
Increase (decrease) in cash                          (79,459)         49,254

Cash, beginning of period                             90,402          41,148
                                                 -----------     -----------
Cash, end of period                             $     10,943   $      90,402
                                                 ===========     ===========

                See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Statements of Cash Flows
Years Ended January 31, 1997 and 1996

                                                      1997              1996
Amounts paid for:
    Income taxes                               $         -         $      -
    Interest                                   $     6,600         $      -


Supplemental disclosure of non-cash investing
and financing:
    Common stock issued for services           $      -          $     1,500
Investment in common stocks received for
      services provided                        $ 1,821,316       $   882,000
    Dividend in kind to stockholders           $   243,839       $   360,000
    Investment stock paid for services         $   395,156       $    36,656

                  See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Notes to Financial Statements

Note 1.  Summary of significant accounting policies.

Organization
The Company was incorporated in the State of Florida on May 22, 1986. The Company had limited operations from 1988 through 1990 and ceased operations at that time. The Company experienced a change in control and began operations of its present business as of May 31, 1993. The Company was reincorporated in the State of Nevada on August 18, 1993.

The Company is in the business of providing financial consulting services for corporate clients. As compensation for these services, the Company receives both cash and common stock of the companies to which it provides its services. The Company has elected to be treated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

During January 1997, the Company determined that it was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company has negotiated contract termination agreements with all of its active clients which provide for the immediate discontinuance of consulting services. The termination contracts provide that the Company retain as revenue all cash paid to date and that the Company return all or a major portion on common stock issued to it by client companies.

securities valuation
Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the year. Restricted securities and securities for which no public market exist are valued at fair value as determined by the Board of Directors.
These securities are initially valued at the price per share provided for in the client company's private sale of its securities. Periodic adjustments to the initial fair value are made when deemed appropriate by the directors based upon intervening events or circumstances that would have a material effect on the Company's ability liquidate the securities. Such intervening events and circumstances would include among others material changes in the client's financial position and results of operations, doubts about the client's ability to continue as a going concern, a petition in bankruptcy, the discovery of a material legal or environmental claim, more recent sales of non-trading securities or the abandonment of plans to complete a registration of the securities for public sale.

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents during the periods presented.

Furniture and equipment
Furniture and equipment are stated at cost. Depreciation is provided for by the straight-line method over estimated useful lives as follows:

Equipment                        5 years

Revenue
Revenue from the sale of investments is recorded on settlement dates as determined by independent brokers and dealers in securities. The use of trade dates for determination of such revenue would not have a material effect on reported amounts. Revenue from consulting services is recorded ratably over the term of the contract, usually a twelve month period. Services to be provided by the Company are set forth in writing and consist of consulting services associated with raising both private and public financing for a client company. The company receives non-refundable cash payments and common stock of the client company as compensation for its services.

Income taxes
Deferred taxes are provided to reflect the income tax effects of amounts included for financial statement purposes in different periods than for tax purposes, principally unrealized appreciation of investments and the valuation of securities received as revenue, the constructive receipt of which for income tax purposes precedes the establishment of fair value under generally accepted accounting principles. Valuation of the securities for income tax purposes is based on fair value at the date the shares are issued to the Company, which is generally one to three months prior to the private sale of stock by the client company.

Per share amounts
Per share amounts are computed using the weighted average number of shares outstanding during the period

Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and investments in client company common stocks. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. Client company common stocks are generally thinly traded new issues traded in the over-the-counter market or securities for which no market exists. Attempts by the Company or others to sell substantial positions in these securities could have material negative effects on quoted market prices and the resulting fair value of the securities.

Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Management estimates the fair value of its investments in securities for which no public market exists based on the factors mentioned above. It is reasonably possible that changes may occur in the near future with respect to client company activities that would require adjustment of the fair value of these securities.

Note 2.  Investments

Common stock of client companies is issued to the Company as payment for its services and is recorded as revenue ratably over the term of the consulting contract. As indicated in Note 1, the Company has completed termination agreements with all of its consulting clients.

Common stocks of client companies in the Company's possession at January 31, 1997 which returned to the client subsequent to that in accordance with the termination agreements are valued at fair value and are shown as restricted investments at that date and a corresponding liability has been recorded. Revenues for the year ended January 31, 1997 do not include allocations of the fair value of the securities returned to clients and the fair value of the returned securities recorded as revenue in prior years as well as other costs associated with the contract terminations are included in the provision for contract termination losses in the accompanying statement of operations.

At January 31, 1997 the Company had investments in listed common equity securities as follows:

                                                            Historical    Fair
                                                  Shares      Cost       Value
Free trading shares:
      Level Best Golf, Inc.                      51,601    $ 77,402   $148,352
      Gaming Venture Corp.                       13,444      20,166     55,457
      First Nordic (formerly Sherman Goelz)      55,000       5,000       -
                                                           --------   --------
                                                           $102,568   $203,809

Restricted shares:
       Coronado Industries, Inc.                100,000    $ 60,000   $350,000

Fair value of securities as of January 31, 1997 was determined by reference to prices quoted on the NASDAQ OTC Bulletin Board.

At January 31, 1997 the Company had investments in common equity securities for which no public market exists as follows:

                                                        Historical       Fair
                                               Shares      Cost          Value

            Advanced Sterilizer Technology   230,000  $   345,000  $   345,000
            Rubicon Sports, Inc.             400,000      600,000      600,000
            Grand  Slam Licensing, Inc.      160,000      240,000      240,000
            Immune Technologies, Inc.        350,877      526,315      526,315
            Players Network                  185,000      277,500      277,500
            National Sorbents, Inc.          216,000      324,000         -
            Sports Legends, Inc.             226,500      339,750         -
                                                       ----------    ----------
                                                       $2,652,565    $1,988,815

Subsequent to January 31, 1997 the Company returned a substantial portion of these securities to the respective issuers. The shares retained by the Company are as follows:

                                  Shares   Fair Value
Advanced Sterilizer Technology    10,000  $    15,000
Rubicon Sports, Inc.              25,000       37,500
Grand  Slam Licensing, Inc.       10,000       15,000
Immune Technologies, Inc.         10,000       15,000
Players Network                   25,000       37,500
Sports Legends, Inc.             226,500         -
                                           ----------
                                           $  120,000

The shares of Sports Legends, Inc. were issued to the Company during September 1994. The Board of Directors has determined that intervening events and circumstances have arisen that would require adjustment of the fair value of these securities as of January 31, 1996 to zero value. Specifically, the company has suffered significant deterioration of financial position and results of operations, has filed for bankruptcy and has halted its efforts to register its securities for public sale. Consequently, the Board of Directors has serious doubts about its ability to recover its investment in Sports Legends, Inc

The shares of National Sorbents, Inc. were issued to the Company during November 1995. The Board of Directors has determined that intervening events and circumstances have arisen that would require adjustment of the fair value of these securities as of January 31, 1997 to zero value. Specifically, the company has suffered significant deterioration of financial position and results of operations and has halted its efforts to register its securities for public sale. Consequently, the Board of Directors has serious doubts about its ability to recover its investment in National Sorbents, Inc.

Other securities for which no public market exists as of January 31, 1997 were valued at their initial fair value, which in all cases amounted to $1.50 per share. No intervening events or circumstances occurred subject to the initial valuation of these securities that would require an adjustment to their valuation as of January 31, 1997.

During the year ended January 31, 1996, the Company sold 16,063 shares of Applied Cellular Technology, Inc. (ACT) shares for which it received an aggregate of $104,123. The Company's cost basis in the shares was $24,095. Additionally during the year the Company transferred 2,000 ACT shares to others for services provided to the Company. The aggregate market value of the shares at the transfer dates was $9,947 and such amount was charged to operations during the period. The Company's cost basis in the shares was $3,000. The Company recorded a gain from disposition of its ACT shares of $82,879 for the year ended January 31, 1996. Additionally during 1996 the Company received 13,336 ACT shares for services performed after expiration of the original service contract. These shares were valued at the market price for ACT stock at the issue date which amounted to an aggregate of $53,000 for 10,000 free trading shares and at the market price for 3,336 restricted shares for an aggregate of $12,000.

During the year ended January 31, 1997, the Company completed the following transactions with respect to its portfolio of listed securities:

Sales for cash

                                 Shares      Proceeds      Gain
Applied Cellular Technologies    11,502     $ 52,674      $  5,516
Gaming Ventures, Inc.            45,500     $158,290      $ 90,040
Level Best Golf                  95,500     $352,682      $209,432

Distribution for services

                                 Shares      Proceeds      Gain
Applied Cellular Technologies     5,843     $ 23,919      $   -
Gaming Ventures, Inc.            62,500     $248,437      $155,777
Level Best Golf                  28,896     $122,800      $ 79,456

Distribution as dividends

                                 Shares       Cost
Gaming Ventures, Inc.            63,556     $ 95,334
Level Best Golf                  99,003     $148,505

Company owns less than 15% of outstanding common stock of its client companies.


Note 3.  Furniture and equipment

Furniture and equipment consists of the following at January 31, 1997:

Office equipment                                $    6,158
Less accumulated depreciation                       (1,869)
                                                 ---------
                                                $   13,981

Depreciation expense charged to operations was $3,699 and $2,584 during the years ended January 31, 1997 and 1996 respectively.

In connection with the termination of its consulting contracts as discussed in Note 1, the Company ceased operations in its Denver, CO office and transferred $12,773 (net book value of $6,867) of office equipment to a former employee in exchange for cash of $1,100. The Company recorded $5,767 of compensation expense in connection with the transfer of assets.

Note 4.  Capital share transactions

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exceptions from registration under section 4(2), it could still be liable for rescission of the sales if such exceptions were found not to apply.

During the year ended January 31, 1996 the Company issued 72,146 shares of its common stock to a limited investor group for cash aggregating $64,044 and issued 2,500 shares of common stock to an employee for services valued at $3,125.

During the year ended January 31, 1997 the Company issued 161,950 shares of its common stock to a limited investor group for cash aggregating $185,750 and issued 150,000 shares of common stock for the exercise of common stock options valued at $39,000 of which $31,500 remained unpaid at January 31, 1997.

Note 5.  Commitments

The Company rents equipment under an operating lease which provides for annual base rents through August 31, 1997 of $7,677. The operating lease was for equipment in use in the Denver, CO office and the lease agreement has been assumed by a former employee of the Company.

During the year ended January 31, 1996, the Company negotiated operating leases for executive office space in two locations. The resulting lease commitment under these agreements is as follows:

Years ending
January 31,
1998         $  790
              -----
Total        $  790

Rent expense for office facilities and equipment amounted to $14,338 and $7,254 for the years ended January 31, 1997 and 1996, respectively.

Note 6. Dividends in kind

The Company's declares a dividend in kind for a portion of the securities it receives from its clients on a pro rata basis to its stockholders at the time such shares are received by the Company. The distribution of the dividend shares is made at the effective date of a registration statement that establishes a public market for the shares.

During the year ended January 31, 1996, the Company declared dividends for 104,000 shares of Trinity Works, Inc., and 65,000 shares each for Gaming Ventures, Inc., Grand Slam Licensing, Inc., Players Network and National Sorbents, Inc. at a time when the fair value of the stock was $1.50 per share. Distribution of these shares is contingent upon the effective registration of the shares for public sale. Since the Company maintained insufficient retained earnings at the date the dividends were accrued, a portion of the dividends have been accounted for as a return of paid-in-capital. During the year ended January 31, 1996 the Sports Legend's Inc. dividend was canceled as it is unlikely that the company will complete its proposed public offering. The value of the dividends accrued (net of the cancellation) during the year ended January 31, 1996 amounted to $396,000 or $.15 per share of the Company's common stock.

In connection with the cancellation of the Company's consulting contracts as described in Note 1, the Company canceled dividends accrued during 1996 and 1997 aggregating $452,161. Additionally during 1997, the Company distributed shares of client common stocks to its shareholders as described in Note 2.


Note 7. Note payable

Note payable at January 31, 1996 consists of an equipment purchase contract due in monthly installments of $117 including interest at 11.75% through October 1999. Principal repayments are due $972 in 1997, $1,085 in 1998, $1,213 in 1999 and $1,002 in fiscal year 2000. The Company's telephone system (historical cost $4,563) serves as collateral for this note. The note was assumed by a former employee in connection with closure of the Company's Denver office.

Note 8. Income taxes

The income tax provision recorded in the year ended January 31, 1995 consists of deferred income taxes on unrealized gains on the Company's investment portfolio and assumes full utilization of the net operating loss carryforward available from the prior year. The provision recorded for 1996 consists of deferred income taxes due to timing differences in recording investment stock revenue for federal income tax purposes. A deferred tax asset has been recorded for the tax effect of unrealized losses in investments.

A reconciliation of federal income taxes computed at statutory rates to the provision for income taxes is as follows at January 31, 1996:

                                                          1996
Taxes computed at statutory  rates (34%)                $ 184,033
Utilization of net operating
 loss carryforward                                        (44,336)
 Surtax (exemption)                                       (10,970)
 State income taxes                                        17,862

 Provision for income taxes                             $ 201,895


Note 9.  Sales to major customers

During the years ended January 31, 1997 and 1996, the Company recorded revenue for services provided to client companies that comprise greater than 10% of total revenues as follows:

                                                1996       1995

Applied Cellular Technology                 $   -       $  106,188
Level Best Golf, Inc.                       $ 68,642    $  268,667
Sports Legends, Inc.                                    $  183,571
Gaming Ventures, Inc.                                   $  271,542
Grand Slam Licensing, Inc.                              $  200,000
Trinity Works, Inc.                         $ 73,252    $  154,250
Casinovations, Inc.                         $ 82,500
Immune Technologies, Inc.                   $ 90,000

Note 10. Stock option plan

During 1995, the Company adopted the 1995 Non-Statutory Stock Option
Plan which provides for granting to the Company's officers, directors, employees and certain other individuals who consult with or advise the Company, options to acquire up to 750,000 shares of the Company's common stock. The shares issuable under the 1995 plan are at a price not less than 85% of the fair market value of the stock on the date of grant. The exercise periods of the options are not to exceed ten years. No options have been granted pursuant to the plan as of January 31, 1997.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither during the twenty-four months prior to the date of the Company's financial statements included herein nor in any subsequent period thereafter did the Company file a Form 8-K with the Securities and Exchange Commission reporting a change of accountants involving a disagreement of any matter of accounting principles or practices of financial statement disclosure.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor, except for Mr. and Mrs. Miles who are not directors of the Company. All holders of Common Stock will have the right to vote for Directors of the Company. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the
Company.    Directors receive no compensation or fees for their services rendered in such capacity.

The Executive Officers and Directors are:

Name                            Position           Term(s) of Office
Timothy Miles, age 49     President/Treasurer       May 1993 to present

MaryEllen Miles, age 35   Vice President/Secretary  May 1993 to present

Elizabeth Gheen, age 49   Director                  May 1993 to present

Mitsuo Tatsugawa, age 62  Director                  May 1993 to present

Mr. Alan Filson and Mr. Stephen Jones resigned as directors in December, 1996 due to the requirements of the Investment Company Act of 1940 regarding disinterested directors.

Resumes:

Timothy J. Miles.   Mr. Miles is currently the President and Treasurer of the
Company.  Mr. Miles works full time for the Company.   Previously, Mr. Miles
was a stock broker for Paulson Securities from 1991 to May, 1993 when he
became President/Treasurer of the Company.   From 1989 to 1991, Mr. Miles was
a stock broker for Exel Securities.

MaryEllen Miles.   Mrs. Miles is currently the Vice President and Secretary
for the Company.   She is married to Mr. Timothy Miles, President of the
Company.   Mrs. Miles worked full time as a foster care provider for Clear
Creek County and was the President of Clear Creek Foster Parents Association
from January, 1995 to January, 1996.   From 1988 to 1991, she worked as a
legal assistant at Rothgerber, Appel, Powers & Johnson.   Mrs. Miles is
certified as a Paralegal through the Denver Paralegal Institute.   From 1986
to 1987, Mrs. Miles worked as an Officer Manager for Lifespring, Inc., a corporation which conducts personal growth seminars in San Rafael, California. From 1984 to 1986, she worked as a Sale Administrator for J-Tron, Inc. in San Jose, California.

Elizabeth Gheen.   Mrs. Gheen is currently a Director the Company.   Since
1990, she has been employed as an office manager for South County Feed and
Ranch Supply, Inc. in Gonzales, California.   From 1989 to 1990, she was an
Administrative Assistant for Insurance Center of Salinas in Salinas, California. Prior to that, Mrs. Gheen was the Bookkeeper and in charge of
Personnel for Salinas Disposal, Inc. from 1984 to 1989.   Mrs. Gheen is a
member of the Monterey Bay Equestrians.

Mitsuo Tatsugawa.  Mr. Tatsugawa is currently a Director of the Company.   Mr.
Tatsugawa received his Bachelor of Science degree from Utah State University in 1959 and a Master in Business Administration from the University of Utah. He served in the US Army at US Army Europe Headquarters in Heidelberg,
Germany.   Mr. Tatsugawa  worked for fifteen years in various program
management duties with United Technology Center.   Upon receiving his masters
degree, he entered the perishables commodity market as general manager,
secretary/treasurer of a large cut flower nursery.   During this period, he
also taught at the junior college level on various business subjects and holds a lifetime teaching credential from the California State Junior College
System.   Mr. Tatsugawa has been self employed as a consultant/broker in
Mitsuo Tatsugawa Sales and Service, a sales/brokerage business of cut flowers
and strawberries and raspberries since 1988.   Mitsuo Tatsugawa Sales and
Service sells these products to wholesalers and jobbers nationwide. Mr. Tatsugawa provides consulting advise to producers of cut flowers on the marketing of their product.

Conflicts of Interest.   The Corporation will be subject to various conflicts
of interest between the Corporation and its Affiliates. Since the executive officers and directors will control the daily operations of the Corporation and its Affiliates, there may be occasions when the interests of the Corporation's Affiliates may be inconsistent with the interests of the Corporation. The risk exists that such conflicts will not be resolved in the best interest of the Corporation.

Allocation of Management Time.  The Corporation will rely on its sole officer to manage the Corporation's business operations. Currently Mr. Timothy Miles is controlling the operations of the Corporation. Mr. Miles currently devotes all of his time for the operation of the Corporation.
Mrs. Miles currently devotes approximately less than 5% of her time for the operation of the Corporation and will devote as much of her time to the business of the Corporation as in her judgment is reasonably necessary to operate the Corporation in a profitable manner. As such, and until all of their positions become "full time," there will be conflicts of interest in allocating management time, services and functions between the Corporation and
its Affiliates.   These individuals may engage for their own account, or for the account of others in other business ventures for which the Corporation shall not be entitled to any interest.

The Corporation may, at some time in the future, compete for the management services of the current and future officers of the Corporation. As a result, these individuals may be placed in a position where their decision to favor other operations in which they are associated over those of the Corporation
will result in a conflict of interest.   It should also be noted that it may
be expedient for them to favor one operation over another since their participation in such operations will vary. In allocating their time, they will recognize their fiduciary obligations to the Corporation, the prevailing industry standards and the financial situation of the Corporation.

Conflicts of Interest Policy.  The Corporation has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the
disinterested directors of the Corporation's Board of Directors.    No such
transactions by the Corporation shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Corporation or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the Common Shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or
(iii) the contract or transaction is fair and reasonable to the Corporation based on the material similarity of terms to recent consulting agreements not involving interested parties, or in all other agreements by competitive bids, at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Corporation or a committee thereof which approves such transactions.

Non-Qualified and Incentive Stock Option Plans.   During 1995, the Company
adopted the 1995 Non-Statutory Stock Option Plan which provides for granting to the Company's officers, directors, employees and certain other individuals who consult with or advise the Company, options to acquire 750,000 shares of
the Company's common stock.   The shares issuable under the 1995 plan are at a
price not less than 85% of the fair market value of the stock on the date of
grant.   The exercise periods of the options are not to exceed ten years.

The Plan was suspended by the Board of Directors on June 12, 1996 and any options granted in 1996 were suspended.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the total remuneration paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer and the Company's executive officers determined as of the end of each of the last three years.

SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                   Annual Compensation                              Awards                   Payouts
(a)                (b)         (c)           (d)         (e)            (f)            (g)        (h)      (i)
                                                         Other                                             All
Name                                                    Annual        Restricted                 LTIP     Other
and                                                     Compen-       Stock           Options/   Pay-     Compen-
Principal                      Salary         Bonus     sation        Awards           SARs      Outs     sation
Position            Year        ($)            ($)        ($)           ($)             ($)      ($)        ($)

Timothy Miles
 President,
 Treasurer         1994       $32,500           -          -             -                -        -         -
 Chief Financial
   Officer         1995       $52,500           -          -             -                -        -         -
                   1996      $177,000           -          -             -                -        -         -

 (1) No other officer has received compensation in the last three years.   The
above compensation refers to the year ended January 31, 1994, for the year ended January 31, 1995 and for the year ended January 31, 1996. Additionally, in the year ended January 31, 1995, Mr. Miles received 7,785 common shares of Applied Cellular Technology, Inc.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually
and as a group.   Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


Shareholdings at Date of
This Prospectus

                                               Percentage of
                               Number & Class     Outstanding
Name and Address                 of Shares       Common Shares
Timothy Miles(1)(2)
#9 Niblick
Hilton Head Island, SC 29938       451,183         17.40%

MaryEllen Miles(1)(2)
#9 Niblick
Hilton Head Island, SC 29938       451,183         17.40%

Elizabeth Gheen
9070 Coker Road
Salinas, CA 93907                  300,770          11.60%

Mitsuo Tatsugawa
220A San Benancio Road
Salinas, CA 93908                  360,924          13.92%

Stephen A. Jones
24285 Hillview Drive
Laguna Niguel, CA 92677            160,501           6.19%

Alan R. Filson
7270 Oakbay Drive
Noblesville, IN 46060              150,693           5.81%

All Directors & Officers
as a group (4)                   1,112,807          42.90%

(1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.

Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)Includes Timothy Miles and MaryEllen Miles, who is married to Mr. Miles, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marital Relationship.   Mr. Timothy Miles and Mrs. MaryEllen Miles are
married.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditor's Report
Balance Sheet as of January 31, 1996
Statement of Operations for Period from Inception to January 31, 1996 Statement of Cash Flows for Period from Inception to January 31, 1996 Statement of Changes in Stockholder's Equity for Period from Inception to January 31, 1996
Notes to Financial Statements

(b)  List of Exhibits

The following of exhibits are filed with this report:

(2) Articles of Incorporation incorporated by reference to Form 10SB File Number 0-25792
(2.1) Articles of Merger incorporated by reference to Form 10SB, File Number 0-25792
(2.2)    Bylaws incorporated by reference to Form 10SB, File
         Number 0-25792
(3)      Common Stock Certificate incorporated by reference to Form
         10SB, File Number 0-25792
(6)      Consulting Agreement with Applied Cellular Technology
         (formerly Axcom Information Technology, Inc.) incorporated by reference to Form 10SB, File Number 0-25792
(6.1) Consulting Agreement with Level Best Golf, Inc. incorporated by reference to Form 10SB, File Number 0-25792
(6.2) Consulting Agreement with Sports Legends, Inc. incorporated by reference to Form 10SB, File Number 0-25792
(6.3) Consulting Agreement with Gaming Venture Corp. USA incorporated by reference to Amendment 1 to Form 10SB, File Number 0-25792
(6.4)    Consulting Agreement with Grand Slam Licensing, Inc.
         incorporated by reference to Form 10SB, File Number 0-25792
(6.5) Consulting Agreement with Trinity Works, Inc. incorporated by reference to Amendment 1 to Form 10SB, File Number
         0-25792
(6.6) Consulting Agreement with Players Network incorporated by reference to Amendment 2 to Form 10SB, File Number 0-25792
(6.7) Consulting Agreement with National Sorbents, Inc. incorporated by reference to Amendment 2 to Form 10SB, File Number 0-25792
(6.8) Consulting Agreement with Federated Financial Services, Inc. incorporated by reference to Amendment 2 to Form 10SB, File Number 0-25792
(12) 1995 Non-Statutory Stock Option Plan incorporated by reference to Amendment 3 to Form 10SB, File Number 0-25792


Reports filed on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the Company's fiscal year ended January 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:   June 2, 1997          PRATT, WYLCE & LORDS, LTD.


                              /s/ Timothy Miles
                             ---------------------------
                              By: Timothy Miles, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 2, 1997
/s/ Timothy Miles
---------------------------
Timothy Miles, President, Chief Financial Officer,
Controller, Chief Executive Officer



Date: June 2, 1997
/s/ Mits Tatsugawa
---------------------------
Mits Tatsugawa, Director


Date: June 2, 1997
/s/ Elizabeth Gheen
---------------------------
Elizabeth Gheen, Director