Form 10QSB
period 1997-04-30
PRATT WYLCE & LORDS LTD
filed 1997-08-13
CIK 799723

                    UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION

                 Washington,  D.C.  20549

                    FORM  10-QSB
[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
         For  the  Quarter  ended  April 30,  1997

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

PART  I

Item  1.  Financial  Statements:


                          Pratt,  Wylce  &  Lords, Ltd.
                                  Balance Sheet
                                 April 30, 1997
                                   (Unaudited)

                           ASSETS
Investments at market or fair value:
  Investments in common stocks                               $      623,693

Cash                                                                 12,806
Accounts receivable                                                   1,100
Property and equipment, at cost, net of
  accumulated depreciation of $1,869                                  4,289
                                                             --------------
                         LIABILITIES

Accounts payable and accrued expenses                                41,642
Payroll taxes payable                                               129,318
                                                             --------------
                                                                    170,960
                                                             --------------

                                                             $      470,928
                                                              =============
                         NET ASSETS

 Common stock, $.001 par value,
  75,000,000 shares authorized,
  2,588,500 shares issued and outstanding                    $        2,875
 Additional paid-in capital                                         455,460
 Unpaid stock subscription                                          (31,500)

Undistributed operating income and investment
  gains (losses):
Accumulated operating losses                                       (207,385)
Unrealized accumulated appreciation
  of investments                                                    251,478
                                                             --------------
                                                                     44,093
Net assets applicable to outstanding common
  shares (equivalent to $.16  per share, based
  on outstanding common shares of 2,874,596)                 $      470,928
                                                              =============

     See accompanying notes to financial statements.

                 Pratt, Wylce & Lords, Ltd.
                  Statements of Operations
     Three Months Ended April 30, 1997 and 1996
                             (Unaudited)

                                                      1997            1996
                                                   ----------      ---------
Income (loss) from operations before
  before income taxes                                (351,716)       567,425
Income (taxes) benefit                                110,734       (211,117)
                                               ---------------    -----------
Income (loss) from operations                        (240,982)       356,308

Realized gain (loss) on investments                    50,904           -
Income (taxes) benefit                                (17,307)          -
                                                --------------    -----------
                                                       33,597           -
Increase (decrease) in unrealized
  appreciation of investments                         274,785        (26,334)
Income (taxes) benefit                                (93,427)         8,954
                                                --------------    ------------
                                                      181,358        (17,380)
                                                --------------    ------------
  Net income (loss)                             $     (26,027)    $   338,928
                                                 =============   =============

Earnings (loss) per share:
  Net income (loss) from operations             $      (0.08)     $      0.14
  Net realized gains (losses) on investments            0.01              -
  Net unrealized gains (losses) on investments          0.06            (0.01)
                                               --------------     ------------
  Net income (loss)                             $      (0.01)     $      0.13
                                                =============    =============
 Weighted average shares outstanding               2,874,596        2,646,229
                                                =============    =============



      See accompanying notes to financial statements.

                 Pratt, Wylce & Lords, Ltd.
            Statements of Changes in Net Assets
     Three Months Ended April 30, 1997 and 1996
                        (Unaudited)

                                                         1997            1996

Net income (loss) from operations                    $  (240,982 )   $  356,308
Realized gain (loss) from investment                      33,597          -
Net increase (decrease) in unrealized
 appreciation of investments                             181,358        (17,380)
                                                     -----------     ---------
Net increase (decrease) in net assets
  resulting from operations                              (26,027)     338,928

Capital share transactions:
   Private sales of common stock                                      141,500
   Dividends in kind                                                 (499,500)
                                                     -----------    ----------
Total capital share transactions                                     (358,000)
                                                     -----------    ----------
Increase (decrease) in net assets                        (26,027)    (589,226)

Net assets at beginning of period                        496,955      (18,353)
                                                     -----------    ----------
Net assets end of period                             $   470,928    $(607,579)
                                                     ===========    ==========












      See accompanying notes to financial statements.

                 Pratt, Wylce & Lords, Ltd.
                  Statements of Cash Flows
     Three Months Ended April 30, 1997 and 1996
                        (Unaudited)

                                                         1997          1996
                                                    -----------     ----------
  Net cash provided by (used in)
   operating activities                             $     (130,743)  $(92,724)

Cash flows from investing activities:
   Purchase of investment securities                                   (1,250)
   Proceeds from sale of investment securities             132,606
   Purchase of fixed assets                                              (198)
                                                    --------------  ----------
Net cash provided by (used in) investing activities        132,606     (1,448)

Cash flows from financing activities:
   Repayment of notes payable                                          (4,272)
   Sale of restricted common stock                                     141,500
                                                    --------------  ----------
  Net cash provided by (used in) financing activities                  137,228
                                                    --------------  ----------
Increase (decrease) in cash                                 1,863       43,056

Cash, beginning of period                                  10,943       90,402
                                                    --------------  ----------
Cash, end of period                                 $      12,806    $ 133,458
                                                     =============  ==========


      See accompanying notes to financial statements.

Pratt, Wylce & Lords, Ltd.
Notes to Unaudited Financial Statements
April 30, 1997

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10-K for the year ended January 31, 1997.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.


Investments

At April 30, 1997 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Gaming Ventures, Inc.              13,444    20,166     43,693
Grand Slam Licensing, Inc.         10,000    15,000       -
Players Network, Inc.              25,000    37,500     37,500
Immune Technologies, Inc.          10 000    15,000     15,000
Advanced Sterilizer Technology     10,000    15,000     15,000
Casinovations, Inc.                25,000    37,500     37,500
Rubicon Sports, Inc.               25,000    37,500     37,500
Coronado Industries               100,000    60,000    437,500
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $242,666   $623,693


Fair value of Gaming Ventures, Inc. and Coronado Industries as of April 30, 1997 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the three months ended April 30, 1997, the Company received net proceeds from the sale of investment securities aggregating $132,606 and recorded gains from the transactions aggregating $50,904. Additionally the Company returned investee company securities to the issuers aggregating $1,864,544, which amount had been fully reserved at January 31, 1997.

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

In connection with the cancellation of the Company's consulting contracts the Company canceled dividends accrued during 1996 and 1997
aggregating $452,161.   Additionally during 1997, the Company distributed
63,556 shares of common stock of Gaming Ventures, Inc. and 99,003 shares of common stock of Level Best Golf, Inc.

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

During the three months ended April 30, 1997, the Company returned investee company securities to the issuers aggregating $1,864,544, which amount had
been fully reserved at January 31, 1997.   The Company can meet its short
term cash flow needs from the sale of investment securities ($132,606 for the three months ended April 30, 1997 and $104,123 for the year ended January
31,  1997).   Additionally,  the  Company issued  150,000  shares  of  common stock for the exercise of common stock options valued at $39,000 of which $31,500 remained unpaid at April 30, 1997.

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

For the three months ended April 30, 1997, the Company received the proceeds from the sale of investment securities of $132,606 resulting in net cash provided by investing activities of $132,606.

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


Net cash provided by financintg activities for the three months ended April 30, 1997 was $0.00.

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

Results  of  Operations:

For the three months ended April 30, 1997, the Company did not receive any revenue due to the cessation of operations compared to revenues of $868,338
for the three months ended April 30, 1996.   The Company had general and
administrative expenses of $351,716 for the three months ended April 30, 1997 which consisted primarily of contract losses of $220,968, salaries and wages of $80,221, legal of $13,701, accounting of $4,571, travel of $3,364, advertising of $2,970, telephone of $586 and other expenses of $25,238.

The Company had general and administrative expenses of #300,913 for the three months ended April 30, 1996 which consisted primarily of salaries and wages of $234,175, accounting of $12,780, travel of $11,341, advertising of $24,343, telephone of $6,776 and other expenses of $11,402.

For the year ended January 31, 1997 compared to the year ended January 31,
1996.   The Company receives total revenue of $685,512 (fee income of
$679,955 and interest income of $5,557) for the year ended January 31, 1997 compared to $1,305,938 (fee income of $1,303,509 and interest income of
$2,429) for the year ended January 31, 1996.   This significant decrease was
due to the delays client companies were experiencing in obtaining effective registration statements and, as such, the Company's abilities to move forward with other client companies. General and administrative expense increased from $481,370 to $1,486,122 for the year ended
January  31,  1997.     The increase is attributed  to  expanded  efforts  to
generate new business and to service the needs  of  an increased number of
client companies.   The increase is composed primarily  of  larger  amounts
incurred  for  salaries  and  wages  ($592,510), professional  fees
($91,073), telephone charges ($28,189),  travel  expenses   ($42,477),
advertising and promotion of $246,592), consulting fees ($200,000)
printing ($68,294), postage and freight $(19,482), payroll taxes ($24,705) and other costs ($172,800). The Company experienced a net decrease in net assets resulting from operations of (128,603) for the year ended January 31, 1997 compared to a net increase in net assets resulting from operations
in 1996 of $339,379.   The net decrease is mainly due to delay in the
registration of its client companies filings and the large increase in general and administrative costs associated with attempts to market the securities of Level Best Golf, Inc. and Gaming Venture, Inc.

Depreciation was $3,699 for the year ended January 31, 1996. The Company's client companies stock in Gaming Venture Corp., U.S.A. and Level Best
Golf, Inc. and the Company's  need for  additional  cash  flow.   The Company
had an increase in unrealized investment appreciation of $445,636 for the year ended January 31, 1997 and a decrease in unrealized investment appreciation of $366,084 for the year ended January 31, 1996 due to the writedown of the Sports Legends, Inc. investment. The Company abandoned
fixed assets valued at $6,868.   The Company distributed free trading
investment shares of its client companies for services in 1997 valued at $395,156 compared to $9,947 in 1996. Accounts and notes receivable decreased  $3,900 in 1997 compared to a decrease in 1996 of $7,545.  The
1996  decrease reflects the collection of non-recurring advances during
1996.   The Company does not usually record amounts receivable for its services to clients as these services are paid for in advance by cash
deposits and  the  issuance of common stock.   Such amounts are carried in
the deferred revenue  account  until earned by the Company.   Accounts
payable increased by $156,215 for the year ended January 31, 1997 compared to an increase of $3,536 for the year ended January 31, 1996 due to increased costs related to services performed on behalf of its client
companies.   Deferred revenue decreased $1,180,058 for the year
ended  January 31, 1997 compared to an increase of $609,166 for the year
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

Plan of Operation.   During January 1997, the Company determined that it was
unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company has negotiated contract termination agreements with all of its active clients which provide for the immediate discontinuance of consulting services. The termination contracts provide that the Company retain as revenue all cash paid to date and that the Company return all or a major portion of common stock issued to it by client companies.

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

Date:     August20, 1997



               /s/ Timothy Miles
               Timothy Miles, President