Form 10QSB
period 1997-07-31
PRATT WYLCE & LORDS LTD
filed 1997-12-01
CIK 799723

                    UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION

                 Washington,  D.C.  20549

                    FORM  10-QSB
[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
         For  the  Quarter  ended July 31,  1997

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

3,014,596 Shares  of  Common  Stock  ($.001  par  value)
(Title  of  Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes         No  x

PART  I:          Financial  Information



     ITEM  1  -  Financial  statements
     ITEM  2  -  Management's'  discussion  and  analysis  of  financial condition  and  results  of  operations

PART  II:          Other  Information
     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

PART  I

Item  1.  Financial  Statements:


Pratt, Wylce & Lords, Ltd.
                                                Balance Sheet
                                                July 31, 1997
                                                (Unaudited)

               ASSETS
Investments at market or fair value:
  Investments in common stocks                                      $  556,530

Cash                                                                       540
Property and equipment, at cost, net of
  accumulated depreciation of $2,541                                     4,617

                                                                    -------------
                                                                       561,687

            LIABILITIES:
Accounts payable and accrued expenses                                   30,258
Payroll taxes payable                                                   79,319
                                                                    -------------
                                                                       109,577
                                                                    -------------
                                                                    $  452,110
                                                                    ============
             NET ASSETS
 Common stock, $.001 par value,
  75,000,000 shares authorized,
  3,014,596 shares issued and outstanding                           $     3,015
 Additional paid-in capital                                             490,320

Undistributed operating income and investment
  gains (losses):
Accumulated operating losses                                           (257,625)
Unrealized accumulated depreciation
  of investments                                                        216,400
                                                                    --------------
                                                                        (41,225)
Net assets applicable to outstanding common                         --------------
  shares (equivalent to $.15  per share, based
  on outstanding common shares of 3,014,596)                        $   452,110
                                                                    ============


                              See accompanying notes to financial statements.

                                        Pratt, Wylce & Lords, Ltd.
                                         Statements of Operations
                        Three Months and Six Months Ended July 31, 1997 and 1996
                                                        (Unaudited)

                                     Three Months Ended July 31,   Six Months Ended July 31,
                                          1997           1996           1997           1996
Revenues:                             ------------ -------------  ------------- -----------------
  Fee income                          $        -   $    919,382     $     -       $ 1,786,799
  Interest and dividend income                            1,331           -             2,252
                                      ------------ -------------- -------------- ----------------
                                                 _      920,713           -         1,789,051
Costs and expenses:
  General and administrative                49,292       201,483      401,008        502,396
                                      ------------ -------------- -------------- ----------------
Income (loss) from operations before
  before income taxes                      (49,292)      719,230     (401,008)     1,286,655
Income (taxes) benefit                     (12,249)     (295,378)      98,485       (506,494)
                                      -------------- -------------- ------------- --------------
Income (loss) from operations              (61,541)      423,852     (302,523)       780,161

Realized gain (loss) on investments         17,123         2,970       68,027          2,970
Income (taxes) benefit                      (5,822)       (1,010)     (23,129)        (1,010)
                                      -------------- -------------- -------------- -------------
                                            11,301         1,960       44,898          1,960
Increase (decrease) in unrealized
  appreciation of investments              (53,149)       828,566     221,636        802,232
  Income (taxes) benefit                    18,071       (281,712)    (75,356)      (272,759)
                                      -------------- -------------- -------------- -------------
                                           (35,078)      (546,854)    146,280        529,473
                                      -------------- -------------- -------------- -------------
  Net income (loss)                   $    (85,318)  $    972,666   $(111,345)    $1,311,594
                                      ============   ============   ============   ============

Earnings (loss) per share:
  Net income (loss) from operations   $       (0.02) $        0.16  $        (0.09) $       0.29
  Net realized gains (losses) on inve           -              -               -             -
  Net unrealized gains (losses) on in         (0.01)          0.20            0.05          0.20
                                      -------------- -------------- -------------- ---------------
  Net income (loss)                   $       (0.03) $        0.36  $        (0.04) $       0.49
                                        ============   ============   ============   ============
                                           2,904,596      2,716,196      2,889,596     2,681,213
                                        ============   ============   ============   ============



                                        See accompanying notes to financial statements.

                                              Pratt, Wylce & Lords, Ltd.
                                        Statements of Changes in Net Assets
                                       Six Months Ended July 31, 1997 and 1996
                                                                (Unaudited)

                                                                        1997           1996
Net income (loss) from operations                                   $ (302,523)    $  780,161
Realized gain (loss) from investment                                    44,898          1,960
Net increase (decrease) in unrealized
 appreciation of investments                                           146,280        529,473
                                                                    -------------- -------------
Net increase (decrease) in net assets
  resulting from operations                                           (111,345)     1,311,594

Capital share transactions:
   Private sales of common stock                                         35,000      184,250
   Stock subscription paid in kind                                       31,500
      Dividends in kind                                                            (1,073,250)
                                                                    -------------- -------------
Total capital share transactions                                          66,500     (889,000)
                                                                    -------------- -------------
Increase (decrease) in net assets                                        (44,845)     422,594

Net assets at beginning of period                                         496,955     (18,353)
                                                                    -------------- -------------
Net assets end of period                                            $     452,110     404,241
                                                                     ============   ============





                   See accompanying notes to financial statements.

                                Pratt, Wylce & Lords, Ltd.
                                Statements of Cash Flows
                        Six Months Ended July 31, 1997 and 1996
                                        (Unaudited)

                                                                        1997           1996
                                                                   ------------------------------
  Net cash provided by (used in)
   operating activities                                             $ (210,357)    $ (242,233)

Cash flows from investing activities:
   Proceeds from sale of investments                                    165,954        50,933
   Purchase of investment securities                                                   (1,250)
   Purchase of fixed assets                                              (1,000)       (1,098)
                                                                    -------------- --------------
Net cash provided by (used in) investing activities                     164,954        48,585

Cash flows from financing activities:
   Repayment of notes payable                                                         (4,272)
   Sale of restricted common stock                                        35,000      184,250
                                                                    -------------- -------------
  Net cash provided by (used in) financing activities                     35,000      179,978
                                                                    -------------- -------------
Increase (decrease) in cash                                              (10,403)     (13,670)

Cash, beginning of period                                                 10,943       90,402
                                                                    -------------- -------------
Cash, end of period                                                 $        540  $    76,732
                                                                    ============   ============




                              See accompanying notes to financial statements.

                                                Pratt, Wylce & Lords, Ltd.
                                        Notes to Unaudited Financial Statements
                                                        July 31, 1997

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


Investments

At July 31, 1997 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Grand Slam Licensing, Inc.         10,000    15,000       -
Players Network, Inc.              25,000    37,500     37,500
Immune Technologies, Inc.          10 000    15,000     30,000
Advanced Sterilizer Technology     10,000    15,000     15,000
Casinovations, Inc.                29,100    43,650     43,650
National Sorbents, Inc.           216,000   324,000     92,880
Rubicon Sports, Inc.               25,000    37,500     62,500
Coronado Industries               100,000    60,000    275,000
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $552,650   $556,530

Fair value of National Sorbents Inc. and Coronado Industries as of July 31, 1997 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the six months ended July 31, 1997, the Company received net proceeds from the sale of investment securities aggregating $165,594 and recorded gains from the transactions aggregating $68,027. Additionally the Company returned investee company securities to the issuers aggregating $1,864,544, which amount had been fully reserved at January 31, 1997. During the three months ended July 31, 1997, the Company issued 140,000 shares of its restricted common stock to a limited group of investors for cash aggregating $35,000. The price paid per share by the investors approximated the bid value of the stock at the issue dates.




                                 FLUX

Pratt, Wylce & Lords, Ltd.
Fluctuation analysis

                                 SIX MONTHS

                                97        96      CHANGE
SALARIES & WAGES            99,175   267,026     (167,851)
ADVERTISING                  3,085    39,936      (33,851)
TRAVEL                       9,679    20,324      (10,645)
LEGAL                       15,700    26,549      (10,849)
ACCOUNTING                   4,572    14,630      (10,058)
TELEPHONE                    6,614    12,358       (5,744)
PRINTING                     3,387     5,206       (1,819)
OTHER                       37,731   119,271      (81,540)
CONTRACT LOSSES            220,968      -         220,968


                           401,008   502,396      (101,389)

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

During the six months ended July 31, 1997, the Company returned investee company securities to the issuers aggregating $1,864,544, which amount had
been fully reserved at January 31, 1997.   The Company can meet its short
term cash flow needs from the sale of investment securities ($165,594 for the six months ended July 31, 1997 and $104,123 for the year ended January
31,  1997).   During the three months ended July 31, 1997, the Company issued
140,000 shares of its restricted common stock to a limited group of investors for cash aggregating $35,000.

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

For the six months ended July 31, 1997, the Company received the proceeds from the sale of investment securities of $165,954 and purchased fixed assets for $1,000 resulting in net cash provided by investing activities of $164,954.

For the year ended January 31, 1997, the Company purchased fixed assets for its office valued at $875 and received proceeds from investment sales of $563,646 resulting in net cash used in investing activities for the year ended January 31, 1997 of $562,771.

For the year ended January 1, 1996, the Company received proceeds from investment sales of $104,123 and purchased fixed assets for $5,742 resulting in net cash provided by investing activities for the year ended January 31, 1996 of $98,381.

Net cash provided by financing activities for the six months ended July 31, 1997 was $35,000 from the sale of restricted common stock.

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

Results  of  Operations:

For the six months ended July 31, 1997, the Company did not receive any revenue due to the cessation of operations compared to revenues of $1,789,051
for the six months ended July 31, 1996.   The Company had general and
administrative expenses of $401,008 for the six months ended July 31, 1997 which consisted primarily of contract losses of $220,968, salaries and wages of $99,175, legal of $15,700, accounting of $44,572, travel of $9,679, advertising of $3,085, telephone of $6,614, printing of 3,387 and other expenses of $237,831.

The Company had general and administrative expenses of #502,396 for the six months ended July 31, 1996 which consisted primarily of salaries and wages of $267,026, accounting of $12,780, travel of $11,341, advertising of $36,936, legal of $26,549, printing of $5,206, telephone of $12,358 and other expenses of $119,271.

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

Date:     December 1, 1997



               /s/ Timothy Miles
               Timothy Miles, President