Form 10QSB
period 1997-10-31
PRATT WYLCE & LORDS LTD
filed 1997-12-01
CIK 799723

                    UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION

                 Washington,  D.C.  20549

                    FORM  10-QSB
[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
         For  the  Quarter  ended  October 31,  1997

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

3,102,596  Shares  of  Common  Stock  ($.001  par  value)
(Title  of  Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes         No  x

PART  I:          Financial  Information



     ITEM  1  -  Financial  statements
     ITEM  2  -  Management's'  discussion  and  analysis  of  financial condition  and  results  of  operations

PART  II:          Other  Information
     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

PART  I

Item  1.  Financial  Statements:


Pratt, Wylce & Lords, Ltd.
                                                Balance Sheet
                                              October 31, 1997
                                                (Unaudited)

                   ASSETS
Investments at market or fair value:
  Investments in common stocks                                             $  509,650

Cash                                                                              374
Property and equipment, at cost, net of
  accumulated depreciation of $2,877                                            4,281
                                                                           -----------
                                                                              514,305

                LIABILITIES:
Accounts payable and accrued expenses                                          36,008
Payroll taxes payable                                                          75,317
                                                                           ------------
                                                                              111,325
                                                                           ------------
                                                                           $  402,980
                                                                           ============
                 NET ASSETS
 Common stock, $.001 par value,
  75,000,000 shares authorized,
  3,102,596 shares issued and outstanding                                  $    3,103
 Additional paid-in capital                                                   517,232

Undistributed operating income and investment
  gains (losses):
Accumulated operating income                                                 (302,815)
Unrealized accumulated depreciation
  of investments                                                              185,460
                                                                           ------------
                                                                             (117,355)
Net assets applicable to outstanding common                                ------------
  shares (equivalent to $.13  per share, based
  on outstanding common shares of 3,102,596)                               $  402,980
                                                                           ============


                        See accompanying notes to financial statements.

                                Pratt, Wylce & Lords, Ltd.
                                 Statements of Operations
                  Three Months and Nine Months Ended October 31, 1997 and 1996
                                        (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                            October 31,                   October 31,
                                               1997           1996           1997           1996
Revenues:                                 --------------  ---------------  -------------  ----------

  Fee income                               $    -         $ 1,368,817    $     -          $3,155,616
  Interest and dividend income                  -                 381          -               2,633
                                            --------------  ---------------  --------------   ----------
                                                          1,369,198                        3,158,249      0
Costs and expenses:
General and administrative
                                               24,952       594,308        425,960         1,096,704
                                          --------------  ---------------  ---------------  - --------
Income (loss) from operations before
  before income taxes                         (24,952)      774,890       (425,960)        2,061,545
Income (taxes) benefit                        (17,400)     (297,071)        81,085          (803,565)
                                          -------------- -------------- -------------- ------------
Income (loss) from operations                 (42,352)      477,819       (344,875)        1,257,980

Realized gain (loss) on investments            (4,300)      230,026         63,727           232,996
Income (taxes) benefit                          1,462       (78,209)       (21,667)          (79,219)
                                         --------------- -------------- -------------- -------------
                                               (2,838)      151,817         42,060           153,777
Increase (decrease) in unrealized
  appreciation of investments                 (46,878)       14,116        174,758           819,348
Income (taxes) benefit                         15,939        (4,799)       (59,418)         (277,558)
                                         --------------- -------------- -------------- -------------
                                              (30,939)        9,317        115,340           541,790
                                         ---------------- ------------- -------------- -------------
  Net income (loss)                        $  (76,130)     $638,953       $(187,475)     $ 1,953,547
                                           ============   ============   ============    ============

Earnings (loss) per share:
  Net income (loss) from operations          $    (0.02) $       0.22  $      (0.10) $        0.51
  Net realized gains (losses) on investments        -             -              -             -
  Net unrealized gains (losses) on investments    (0.01)         0.00          0.04           0.20
                                             -------------- -------------- -------------- ------------
  Net income (loss)                          $    (0.03) $       0.22  $      (0.06) $        0.71
                                             ============   ============   ============   ============
                                              2,964,485     2,874,596      2,914,559      2,745,674
                                             ============   ============   ============   ============

                                 See accompanying notes to financial statements.

                                             Pratt, Wylce & Lords, Ltd.
                                        Statements of Changes in Net Assets
                                    Nine Months Ended October 31, 1997 and 1996
                                                       (Unaudited)

                                                                                1997           1996
Net income (loss) from operations                                          $ (344,875)      $1,257,980
Realized gain (loss) from investment                                           42,060          153,777
Net increase (decrease) in unrealized
 appreciation of investments                                                  115,340          538,790
                                                                           -------------- ------------------
Net increase (decrease) in net assets
  resulting from operations                                                  (187,475)        1,950,547

Capital share transactions:
   Private sales of common stock                                               62,000           184,250
   Stock subscription paid in kind                                             31,500            39,000
   Dividends in kind                                                             -           (1,073,250)
                                                                           -------------- ------------------
Total capital share transactions                                               93,500          (850,000)
                                                                           -------------- ------------------
Increase (decrease) in net assets                                             (93,975)        1,100,547

Net assets at beginning of period                                              496,955          (18,353)
                                                                           -------------- -----------------
Net assets end of period                                                   $   402,980       $1,082,194
                                                                           ============     ============





                              See accompanying notes to financial statements.

                                                 Pratt, Wylce & Lords, Ltd.
                                                  Statements of Cash Flows
                                          Months Ended October 31, 1997 and 1996
                                                        (Unaudited)


                                                                               1997           1996
                                                                          -------------    -----------

  Net cash provided by (used in)
   operating activities                                                    $ (237,523)    $ (604,576)

Cash flows from investing activities:
   Proceeds from sale of investments                                          165,954        391,659
   Purchase of investment securities                                                          (1,250)
   Purchase of fixed assets                                                    (1,000)       (19,116)
                                                                           -------------- --------------
Net cash provided by (used in) investing activities                            164,954        371,293

Cash flows from financing activities:
   Repayment of notes payable                                                     -            (4,272)
   Sale of restricted common stock                                               62,000       185,750
                                                                           -------------- --------------
  Net cash provided by (used in) financing activities                            62,000       181,478
                                                                           -------------- --------------
Increase (decrease) in cash                                                     (10,569)      (51,805)

Cash, beginning of period                                                        10,943        90,402
                                                                           -------------- --------------
Cash, end of period                                                        $        374   $    38,597
                                                                           ============   ============




                               See accompanying notes to financial statements.

                        Pratt, Wylce & Lords, Ltd.
                Notes to Unaudited Financial Statements
                        October 31, 1997

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


Investments

At October 31, 1997 the Company had investments in common
equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Grand Slam Licensing, Inc.         10,000    15,000       -
Players Network, Inc.              25,000    37,500     37,500
Immune Technologies, Inc.          10 000    15,000     30,000
Advanced Sterilizer Technology     10,000    15,000     15,000
Casinovations, Inc.                29,100    43,650     43,650
National Sorbents, Inc.           216,000   324,000    108,000
Rubicon Sports, Inc.               25,000    37,500     62,500
Coronado Industries               100,000    60,000    213,000
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $552,650   $509,650

Fair value of National Sorbents Inc. and Coronado Industries as of October 31, 1997 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the six months ended October 31, 1997, the Company received net proceeds from the sale of investment securities aggregating $165,594 and recorded gains from the transactions aggregating $63,727. Additionally the Company returned investee company securities to the issuers aggregating $1,864,544, which amount had been fully reserved at January 31, 1997. During the nine months ended October 31, 1997, the Company issued 228,000 shares of its restricted common stock to a limited group of investors for cash aggregating $62,000. The price paid per share by the investors approximated the bid value of the stock at the issue dates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends  and Uncertainties.   Due to its change in business, the Company can
no longer operate on revenues from its consulting fee income.   The Company
will have to seek equity or debt financing to commence operations again. The Company has tried o limit its general and administrative expenses now that its operations have ceased. As the Company has little or no control as to the demand for its services, inflation and changing prices could have a material effect on the future profitability of the
Company.    Additionally, the Company, as partial compensation for its services, received restricted and/or unrestricted  stock in its client
companies.    The receipt of common stock in lieu of cash compensation has negatively affected the cash flow of the Company specifically due to the termination of its consulting contracts and the surrender of a substantial portion of its client common stock and also until, if ever, the common stock of the client company becomes liquid.

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

During the nine months ended October 31, 1997, the Company returned investee company securities to the issuers aggregating $1,864,544, which amount had
been fully reserved at January 31, 1997.   The Company can meet its short
term cash flow needs from the sale of investment securities ($165,594 for the nine months ended October 31, 1997 and $104,123 for the year ended January
31,  1997).   During the nine months ended October 31, 1997, the Company issued
228,000 shares of its restricted common stock to a limited group of investors for cash aggregating $62,000.

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

For the nine months ended October 31, 1997, the Company received the proceeds from the sale of investment securities of $165,954 and purchased fixed assets of $1,000 resulting in net cash provided by investing activities of $164,954.

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

Net cash provided by financing activities for the nine months ended July 31, 1997 was $62,000 from the sale of its common stock.

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

Results  of  Operations:

For the nine months ended October 31, 1997, the Company did not receive any revenue due to the cessation of operations compared to revenues of $3,155,616
for the nine months ended October 31, 1996.   The Company had general and
administrative expenses of $425,960 for the nine months ended October 31, 1997 which consisted primarily of contract losses of $220,968, salaries and wages of $118,003, legal of $15,700, accounting of $4,571, travel of $15,062, advertising of $3,085, telephone of $8,317, printing of $3,387, interest of $6,600 and other expenses of $30,170.

The Company had general and administrative expenses of #1,096,704 for the nine months ended October 31, 1996 which consisted primarily of salaries and wages of $428,137, accounting of $3,125, travel of $51,883, advertising of $175,182, telephone of $25,699, legal of $65,481, printing of $57,724, and other expenses of $138,728.

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