Form 10KSB
period 1998-01-31
PRATT WYLCE & LORDS LTD
filed 1998-08-07
CIK 799723

FORM  10-KSB
                SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington,  D.C.  20549

[X]        15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  fiscal  year  ended:  1/31/98
OR
[ ]        15,  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES  EXCHANGE  ACT  OF  1934
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

The  Corporation's  revenues  for  its  most recent fiscal year were $0.00.

As of January 31, 1998, five market makers maintained bids in the Company's securities. The current market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant is approximately $798,507.

The number of shares outstanding of registrant's only class of common stock, as of January 31, 1998 was 3,204,270 and at July 31, 1998 was 5,243,470
shares  of  its  $.001  par  value  common  stock.

No  documents  are  incorporated  into  the  text  by  reference.
Transitional  Small  Business  Disclosure  Format (check one):
Yes        No        x

Exhibit  Index  is  located  on  Page 20.

PART  I

ITEM  1.    DESCRIPTION  OF  BUSINESS.

     A.          Business  Development.       Pratt, Wylce & Lords, Ltd., (the
"Company") was incorporated in the State of Florida on May 22, 1986 using the name Global Wrestling Alliance, Inc. The Company was authorized to issue 75,000,000 common shares at $.0001 par value. The Company had limited operations from 1988 through 1990 and ceased operations at that time. The Company experienced a change in control and pursuant to a Board of Directors meeting and subsequent written consent of a majority of its shareholders on May 31, 1993, the Company began operations of its present business under the name Pratt, Wylce & Lords, Ltd. and a One for One Hundred reverse stock split was effectuated. The Company was reincorporated in the State of Nevada on August 18, 1993. Pursuant to the Articles of Merger, the Company is authorized to issue 75,000,000 common shares at $.001 par value and as of December 31, 1998 there were 3,204,270 common shares outstanding.

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

Since its cessation of financial consulting activities, the Company has carried out administrative functions and has begun liquidating its investment portfolio. The Company is currently seeking new business activities unrelated to the provision of financial services.

Competition.   Any proposed business of the Company could be very competitive.
The Company will encounter competition in its chosen business who are already offering, or will in the future offer, the same or similar products services as those which may be offered by the Company. Entities with greater established financial resources and contacts than the Company may be competitor
in the Company's chosen business industries.    They may develop marketing
strategies that are competitive with or superior to the Company's products and/or services or which can be marketed more effectively.

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

Due to the change in the business of the Company, the Company shall elect not to be treated as a BDC as soon as practicable

Employees.   The Company has two full time employees and no part time employees.
The  Company  shall  employ  additional  individuals as required.

Seasonal  Nature  of  Business Activities.   The Company's business activities
are  not  seasonal.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company currently occupies an office facility of 400 square feet.   It has
a  month  to  month  lease  term with a monthly lease payment of $533.25.


ITEM  3.    LEGAL  PROCEEDINGS.

The Company knows of no material pending or threatened legal proceedings to which the Company and its subsidiary is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

During the fourth quarter of the fiscal year ended January 31, 1998, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and listed on the OTC Bulletin Board under the symbol "PWLS".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported by the OTC Bulletin Board. The Company's market makers are Parago Capital Corp., Olsen Payne Company, Sharpe Capital, Inc., Wien Securities Corp. and North American Institutional Brokers.The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     Quarter  Ended                              High  Bid          Low  Bid

         4/30/96                                3  5/16                  2 3/4
         7/31/96                                 3  3/4                 3 5/16
        10/31/96                                 1  3/4                  1 5/8
         1/31/97                                    3/8                    3/8
         4/31/97                                   3/16                    3/8
         7/31/97                                   3/16                  17/32
        10/31/97                                   5/16                   7/16
         1/31/98                                   5/16                    7/8


The Company's common stock commenced trading on the over-the-counter market in February, 1994. Prior to that time, there was no market for the securities of the Company.

The Company has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to the Registrant's shareholders as dividends in the near future.

As of January 31, 1998, the number of holders of Company's common stock was 950.

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

Capital  Resources  and  Source  of Liquidity.

The Company can meet its short term cash flow needs from the sale of investment securities ($173,114 for the year ended January 31, 1998), advances of $86,819 from Timothy Miles, a principal shareholder and the proceeds of $85,961 received from a private placement of its common shares
to  supplement its  cash  flow  needs.   In  the  long  term,  the  Company
shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement its new business plan.

Going  Concern.      The  Company  is  not  currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the year ended January 31, 1998, the Company received proceeds from the sale of investments of $173,114. The Company made advances to an affiliate of $56,100 and purchased fixed assets for $1,000 resulting in net cash provided by investing activities of $116,014 for the year ended January 31, 1998.

For the year ended January 31, 1997, the Company purchased fixed assets for its office valued at $875 and received proceeds from investment sales of $563,646 resulting in net cash used in investing activities for the year ended January 31, 1997 of $562,771.

During the year ended January 31, 1998, the Company received net cash proceeds of $85,961 from the sale of its common stock and received advances from a
shareholder of $86,819.    This resulted in net cash provided by financing
activities of $172,780 for the year ended January 31, 1998.

During the year ended January 31, 1997, the Company received net cash proceeds of $185,750 from the sale of its common stock in a private placement pursuant to Regulation D of the Securities Act of 1933. These efforts resulted in net cash provided by financing activities of $185,750 for the year ended January 31, 1997.

Results  of  Operations:

For  the  year  ended  January 31, 1998 compared to the year ended January 31,
1997.   The Company has a net loss of $440,729 for the year ended January 31,
1998 compared to a net loss of $128,l603 for the year ended January 31, 1997. The Company received total revenue of $0.00 for the year ended January 31, 1998 company to $685,512 (fee income of $679,955 and interest income of $5,557) for the year ended January 31, 1997. This significant decrease was due to the cessation of providing any consulting services to client companies due to the delays client companies were experiencing in obtaining effective registration statements and, as such, the Company's abilities to move forward
with other client  companies.    General and administrative expense decreased
from $1,486,122 to $217,052 for  the  year  ended  January  31,  1998.     The
decrease is directly attributed  to the cessation of consulting for client
companies.   General and administrative expenses are composed primarily  of salaries and wages ($39,200), professional fees ($81,419), telephone charges ($10,856), travel expenses ($25,048), advertising and promotion ($3,565), printing ($3,387), postage and freight $(3,874), payroll taxes ($44,321) and other costs ($5,382).

Depreciation was $1,343 for the year ended January 31, 1998 compared  to
$3,699 in 1997.   The investment stock received for services was decreased
dramatically from $421,825 in 1997 to $0.00 in 1998 due to decision not to move forward with new clients in light of the delays in client companies receiving effective registration statements. Additionally, the Company realized a $20,797 gain from the sale of its investments for the year ended January 31, 1998 compared to a $540,221 gain from the sale of its investments for the year
ended January 31, 1997.   This  was  due  to  the increased liquidity of the
Company's client companies stock in National Sorbents, Inc., Gaming Venture Corp., U.S.A. and Level Best Golf, Inc. and the Company's need for additional
cash flow.   The Company had an unrealized  investment depreciation of $244,474 for 1998 compared to an unrealized investment appreciation of $445,636 for the year ended January 31, 1997 due to the writedown of the client companies investments. The Company abandoned fixed assets valued at $6,868 for the year
ended January 31, 1997 but none for the year ended January 31, 1998.   The
Company distributed free trading investment shares of its client companies for services in 1997 valued at $395,156 but did not distribute any investment shares of its client companies in 1998. Accounts and notes receivable decreased $1,100 in 1998 compared to $3,900 in 1997 Accounts payable decreased $97,600 for the year ended January 31, 1998 compared to an increase by $156,215 for the year ended January 31, 1997 due to cessation of consulting to client
companies.   Deferred revenue decreased $1,180,058 for the year ended  January
31, 1997 compared to none for the year ended January  31,  1998.   The decreased
amounts in 1997 were due the Company's decision to decrease the number of client companies until current client companies had effective registration statements. The provision for income taxes was $(212,270) for the year ended January 31, 1997 compared to $0.00 for the year ended January 31, 1998 due to decreased revenues and increased general and administrative costs as a result of cessation
of operations.   Dividends payable decreased by $243,839 in 1997 due to the
Company's decision not to contract with additional client companies until current client companies needs were met. No dividends were paid in the year
ended January 31, 1998.   Net cash used in operating activities was $298,209 for
the year ended January 31, 1998 compared to net cash used in operating activities of $827,980 for the year ended January 31, 1997.

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

Since its cessation of financial consulting activities, the Company has carried out administrative functions and has begun liquidating its investment portfolio. The Company is currently seeking new business activities unrelated to the provision of financial services.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements




INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Pratt, Wylce & Lords, Ltd.

We have audited the balance sheet of Pratt, Wylce & Lords, Ltd. as of January 31, 1998, and the related statements of operations, changes in net assets, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Pratt, Wylce & Lords, Ltd. as of January 31, 1998, and the results of its operations, changes in net assets and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

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



        			             James E. Scheifley & Associates, P.C.
                          		    Certified Public Accountants
Denver, Colorado
June 19, 1998

            Pratt, Wylce & Lords, Ltd.
                  Balance Sheet
                 January 31, 1998

                      ASSETS
Investments at market or fair value:
  Investments in common stocks                               $   279,238

Cash                                                               1,528
Advances to affiliate                                             54,100
Property and equipment, at cost, net of
  accumulated depreciation of $3,212                               3,946
                                                              ----------
                                                                 338,812

                   LIABILITIES
Accounts payable                                                  21,657
Accrued expenses                                                   1,749
Payroll taxes payable                                             40,900
Advances from shareholder                                         86,819
                                                              ----------
                                                                 151,125
                                                              ----------
                                                             $   187,687
                                                             ===========
                    NET ASSETS
Common stock, $.001 par value,
 75,000,000 shares authorized,
 3,204,270 shares issued and outstanding                     $     3,255
Additional paid-in capital                                       555,041
Undistributed operating income and investment
  gains (losses):
Accumulated operating losses                                    (400,532)
Unrealized accumulated appreciation
  of investments                                                  29,923
                                                              ----------
                                                                (370,609)
                                                              ----------
Net assets applicable to outstanding common
  shares (equivalent to $.06 per share, based
  on outstanding common shares of 3,204,270)                 $   187,687
                                                             ===========

See accompanying notes to financial statements.

                  Pratt, Wylce & Lords, Ltd.
                   Statements of Operations
             Years Ended January 31, 1998 and 1997

                                                     1998             1997
Revenues:
  Fee income                                  $       -        $     679,955
  Interest and dividend income                        -                5,557
                                                -----------      -----------
                                                      -              685,512
Costs and expenses:
  General and administrative                        217,052        1,486,122
  Losses on contract cancellations                                   307,250
  Interest expense                                                     6,600
                                                -----------      -----------
                                                    217,052        1,799,972
                                                -----------      -----------
Income from operations before
  before income taxes                              (217,052)      (1,114,460)
Income (taxes) benefit                              (76,050)         335,191
                                                -----------      -----------
Income from operations                             (293,102)        (779,269)

Realized gain (loss) on investments                  20,797          540,221
Income (taxes)                                       (7,071)        (183,675)
                                                -----------      -----------
                                                     13,726          356,546
Increase (decrease) in unrealized
  appreciation of investments                      (244,474)         445,636
Income (taxes) benefit                               83,121         (151,516)
                                                -----------      -----------
                                                   (161,353)         294,120
Net increase (decrease) in net assets
  resulting from operations                   $    (440,729)   $    (128,603)
                                                ===========      ===========


Basic (loss) per share:
  Net (loss) from operations                  $       (0.11)   $       (0.28)
  Net realized gains on investments                    0.0              0.13
  Net unrealized gains (losses) on investments        (0.0)             0.11
                                                -----------      -----------
  Net (loss)                                  $       (0.16)   $       (0.05)
                                                ===========      ===========

 Weighted average shares outstanding              2,777,904        2,777,904
                                                ===========      ===========



       See accompanying notes to financial statements.

                    Pratt, Wylce & Lords, Ltd.
                Statements of Changes in Net Assets
               Years Ended January 31, 1998 and 1997

                                                1998              1997

Net income from operations                $   (293,102)    $    (779,269)
Realized gain (loss) from investment            13,726           356,546
Net increase (decrease) in unrealized
 appreciation of investments                  (161,353)          294,120
                                          ------------      ------------
Net increase in net assets
  resulting from operations                   (440,729)        (128,603)
                                          ------------     ------------

Capital share transactions:
   Private sales of common stock                85,961          223,250
   Common stock issued for services             14,000
   Unpaid stock subscription                                    (31,500)
   Payment of stock subscription                31,500
   Cancellation of dividends                                    452,161
                                          ------------     ------------
Total capital share transactions               131,461          643,911
                                          ------------     ------------

Increase (decrease) in net assets             (309,268)         515,308

Net assets at beginning of period              496,955          (18,353)
                                          ------------     ------------
Net assets end of period                $      187,687    $     496,955
                                          ============     ============




See accompanying notes to financial statements.

                        Pratt, Wylce & Lords, Ltd.
                         Statements of Cash Flows
                  Years Ended January 31, 1998 and 1997

                                                              1998              1997
Cash flows from operating activities:
  Net income (loss)                                       $  (440,729)     $   (128,603)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                 1,343             3,699
   Investment stock received for services                                      (421,825)
   Unrealized (appreciation) depreciation on investments      244,474          (445,636)
   Gain from sale of investments                              (20,797)         (540,221)
   Abandonment of fixed assets                                                    6,868
   Common stock issued for services                            14,000
   Investment stock paid for services                                           395,156
Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts and notes receivable                             1,100             3,900
    (Decrease) increase in:
      Accounts payable                                        (97,600)          156,215
      Accrued expenses                                                        1,778,634
      Deferred revenue                                                       (1,180,058)
      Dividends payable                                                        (243,839)
      Deferred income taxes                                                    (212,270)
                                                          -----------       -----------
       Total adjustments                                      142,520          (699,377)
                                                          -----------       -----------
  Net cash provided by (used in)
   operating activities                                      (298,209)         (827,980)
                                                          -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of investments                          173,114           563,646
   Advances to affiliate                                      (56,100)
   Purchase of fixed assets                                    (1,000)             (875)
                                                          -----------       -----------
Net cash provided by (used in) investing activities           116,014           562,771
                                                          -----------       -----------

Cash flows from financing activities:
   Common stock sold for cash                                  85,961           185,750
   Advances from shareholder                                   86,819              -
                                                          -----------       -----------
  Net cash provided by (used in)
   financing activities                                       172,780           185,750
                                                          -----------       -----------
Increase (decrease) in cash                                    (9,415)          (79,459)

Cash, beginning of period                                      10,943            90,402
                                                          -----------       -----------
Cash, end of period                                      $      1,528      $     10,943
                                                          ===========       ===========

             See accompanying notes to financial statements.

                    Pratt, Wylce & Lords, Ltd.
                     Statements of Cash Flows
              Years Ended January 31, 1998 and 1997

                                                     1998              1997

Amounts paid for:
    Income taxes                                  $     -         $      -
    Interest                                      $     -         $     6,600


Supplemental disclosure of non-cash investing
 and financing:
    Investment in common stocks received for
      services provided                            $    -          $ 1,821,316
    Dividend in kind to stockholders               $    -          $   243,839
    Investment stock paid for services             $    -          $   395,156
    Payment of stock subscription with securities  $   31,500      $      -
    Return of equity securities to issuers         $1,868,816      $      -









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

The Company was in the business of providing financial consulting services for corporate clients. As compensation for these services, the Company received both cash and common stock of the companies to which it provided its services. The Company had elected to be treated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

During January 1997, the Company determined that it was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company has negotiated contract termination agreements with all of its active clients which provide for the immediate discontinuance of consulting services. The termination contracts provide that the Company retain as revenue all cash paid to date and that the Company return all or a major portion on common stock issued to it by client companies. Since its cessation of financial consulting activities during January 1997 the Company has carried out administrative functions and has begun liquidating its investment portfolio. The Company is currently seeking new business activities unrelated to the provision of financial services.

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

Per share amounts
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting
Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

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


At January 31, 1998 the Company had investments in listed common equity securities as follows:

                                                     Historical    Fair
                                           Shares      Cost       Value
Free trading shares:
Level Best Golf, Inc.                       3,500    $  5,250   $   -
National Sorbents, Inc.                   176,000     264,000     33,088
First Nordic (formerly Sherman Goelz)      55,000       5,000       -
                                                     --------   --------
                                                     $274,250   $ 33,088

Restricted shares:
Coronado Industries, Inc.                100,000    $ 60,000   $ 87,500

Fair value of securities as of January 31, 1998 was determined by reference to prices quoted on the NASDAQ OTC Bulletin Board.

The shares of National Sorbents, Inc. were issued to the Company during November 1995. At January 31, 1997, the Board of Directors determined that intervening events and circumstances had arisen that would require adjustment of the fair value of these securities as of January 31, 1997 to zero value. Specifically, the company has suffered significant deterioration of financial position and results of operations and has halted its efforts to register its securities for public sale. During the year ended January 31, 1998, this client company was able to establish limited trading of its securities in the over the counter market.


At January 31, 1998 the Company had investments in common equity securities for which no public market exists as follows:
                                          Historical       Fair
                                 Shares      Cost          Value
Rubicon Sports, Inc.              25,000    $  37,500    $  62,500
Immune Technologies, Inc.         10,000       15,000       15,000
Players Network                   25,000       37,500       37,500
Casinovations Incorporated        29,100       43,650       43,650
                                           ----------    ----------
                                           $  133,650    $  158,650

Other securities for which no public market exists as of January 31, 1998 were valued at their initial fair value, which in all cases amounted to $1.50 per share except for Rubicon Sports, Inc which has commenced a private offering of its securities at $2.50 per share. No intervening events or circumstances occurred subject to the initial valuation of these securities that would require an adjustment to their valuation as of January 31, 1997.

The Company owns less than 15% of outstanding common stock of its client companies.

During the year ended January 31, 1997, the Company completed the following transactions with respect to its portfolio of listed securities:

Sales for cash
                                 Shares      Proceeds      Gain
Applied Cellular Technologies    11,502     $ 52,674      $  5,516
Gaming Ventures, Inc.            45,500     $158,290      $ 90,040
Level Best Golf                  95,500     $352,682      $209,432

Distribution for services
                                 Shares      Proceeds      Gain
Applied Cellular Technologies     5,843     $ 23,919      $   -
Gaming Ventures, Inc.            62,500     $248,437      $155,777
Level Best Golf                  28,896     $122,800      $ 79,456

Distribution as dividends
                                 Shares       Cost
Gaming Ventures, Inc.            63,556     $ 95,334
Level Best Golf                  99,003     $148,505

During the year ended January 31, 1998, the Company completed the following transactions with respect to its portfolio of listed securities:

Sales for cash
                                 Shares      Proceeds    Gain (Loss)
National Sorbents, Inc.          40,000     $  7,520      $(52,480)
Gaming Ventures, Inc.            13,444     $ 32,988      $ 12,822
Level Best Golf                  48,101     $132,606      $ 60,455



Note 3.  Furniture and equipment

Furniture and equipment consists of the following at January 31, 1998:

  Office equipment                                $  7,158
  Less accumulated depreciation                     (3,212)
                                                  --------
                                                  $  3,946

Depreciation expense charged to operations was $1,343 and $3,699 during the years ended January 31, 1998 and 1997 respectively.

In connection with the termination of its consulting contracts at January 31, 1997 as discussed in Note 1, the Company ceased operations in its Denver, CO office and transferred $12,773 (net book value of $6,867) of office equipment to a former employee in exchange for cash of $1,100. The Company recorded $5,767 of compensation expense in connection with the transfer of assets.

Note 4.  Capital share transactions

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exceptions from registration under section 4(2), it could still be liable for recession of the sales if such exceptions were found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken

During the year ended January 31, 1997 the Company issued 161,950 shares of its common stock to a limited investor group for cash aggregating $185,750 and issued 150,000 shares of common stock for the exercise of common stock options valued at $39,000 of which $31,500 remained unpaid at January 31, 1997

During the year ended January 31, 1998 the Company issued 329,674 shares of its common stock to a limited investor group for cash aggregating $85,961. Additionally, the Company issued 50,000 shares of its common stock valued at $.25 per share for services provided to the Company.

Note 5.  Commitments

During the year ended January 31, 1996, the Company negotiated an operating lease for executive office space. The initial term of the lease has expired and the Company occupies the offices on a month to month basis.

Rent expense amounted to $5,590 and $14,338 for the years ended January 31, 1998 and 1997, respectively.


Note 6. Income taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset resulting from the operating loss carryforward described below has been fully reserved.

The Company currently has net tax operating loss carryforwards aggregating approximately $698,000 which expire beginning in 2008. The principal difference between the Company's book operating losses and income tax operating losses results from recognition of unrealized gains or losses on securities owned for financial statement purposes.


Note 7.  Sales to major customers

During the year ended January 31, 1997, the Company recorded revenue for services provided to client companies that comprise greater than 10% of total revenues as follows:

Level Best Golf, Inc.                       $ 68,642
Trinity Works, Inc.                         $ 73,252
Casinovations, Inc.                         $ 82,500
Immune Technologies, Inc.                   $ 90,000


Note 8. Stock option plan

During 1995, the Company adopted the 1995 Non-Statutory Stock Option Plan which provides for granting to the Company's officers, directors, employees and certain other individuals who consult with or advise the Company, options to acquire up to 750,000 shares of the Company's common stock. The shares issuable under the 1995 plan are at a price not less than 85% of the fair market value of the stock on the date of grant. The exercise periods of the options are not to exceed ten years. No options have been granted pursuant to the plan as of January 31, 1998.

Note 9.  Related Party Transactions

During the year ended January 31, 1998, the Company's former president who is currently a major shareholder of the Company made working capital advances to the Company of $86,819.

Note 10. Subsequent event

During the year ended January 31, 1998, the Company made working capital advances to Immune Technologies, Inc. (Immune), a former client company, amounting to $54,100. The business of Immune consists of research and development and marketing of products based on new technology for the prevention and related therapy of infectious diseases in animals.

Subsequent to January 31, 1998 the Company entered into a purchase and sale agreement with Immune whereby the Company would purchase certain assets of Immune consisting primarily of accounts receivable, furniture, equipment and intangible assets. The purchase price paid consists of 2,000,000 shares of the Company's common stock and the cash advances made.


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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of the Company. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the
Company.    Directors receive no compensation or fees for their services rendered in such capacity.

The Executive Officers and Directors are:

L. Alan Schafler, age 59     President/Treasurer   June 1997
                                 Director          to present

MaryEllen Miles, age 36          Secretary         May 1993
                                                   to present

Erich Schmid, age 52             Director         November, 1997
                                                   to present

James Yanai, age 59              Director         November, 1997
                                                   to present


Resumes:

L. Alan Schafler.   Mr. Schafler has been President, Treasurer and a Director of
the Company since June 1997.   Mr. Schafler has been the president of Alan
Schafler & Associates for the last five years. From 1974 to present, Mr. Schafler has been a management consultant providing strategic planning and problem solving resource in a wide range of corporate disciplines. Mr. Schafler's specialty is the review and appropriate realignment of integrated corporate functions to maximize the growth and profitability of the business
enterprise.    Mr. Schafler obtained a B.B.A. degree in accounting from
Hofstra University in 1957 and an MBA in Finance/Management from New York
University Graduate School of Business in 1959.   Mr. Schafler has attended
continuing financial/management post MBA studies and seminars at New York
University Graduate School of Business.   Mr. Schafler has been an instructor
and advisor for Management Decision Laboratory at the NYU Graduate School of Business. and attended and instructed programming and systems courses at the Systems Research Institute.

MaryEllen Miles.   Mrs. Miles is currently Secretary for the Company.   Mrs.
Miles worked full time as a foster care provider for Clear Creek County and was the President of Clear Creek Foster Parents Association from January, 1995 to
January, 1996.   From 1988 to 1991, she worked as a legal assistant at
Rothgerber, Appel, Powers & Johnson.   Mrs. Miles is certified as a Paralegal
through the Denver Paralegal Institute.   From 1986 to 1987, Mrs. Miles worked
as an Officer Manager for Lifespring, Inc., a corporation which conducts personal growth seminars in San Rafael, California. From 1984 to 1986, she worked as a Sale Administrator for J-Tron, Inc. in San Jose, California.

James Yanai.   Mr. Yanai is currently a Director of the Company.  He has worked as a buyer for Delta Floral Distributors for the last five years.

Erich K. Schmid.   From 1994 to present, Mr. Schmid has been President of
Business Intermediary Services, Ltd., a business brokerage firm he co-founded specializing in middle-market transactions. Mr. Schmid has also been a Director
of Redneck Foods, Inc., a restaurant company from January 31, 1997.   From 1985
to 1994, Mr. Schmid was a Vice President with New South Business Ventures, Inc. and its predecessor T.C. Wilkinson, Jr. & Associates, Inc., general business
brokerage firms.   He is a member of the International Business Brokers
Association, Inc. and is a Certified Business Intermediary.   Mr. Schmid
earned a Bachelor of Science in industrial management and a Master of Science in management from the University of Akron in 1971 and 1996, respectively.

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

Allocation of Management Time.  The Corporation will rely on its sole officer to manage the Corporation's business operations.  Currently Mr.
Alan Schafler is controlling the operations of the Corporation. Mr. Schafler currently devotes all of his time for the operation of the Corporation.
Mrs. Miles currently devotes approximately less than 5% of her time for the operation of the Corporation and will devote as much of her time to the business of the Corporation as in her judgment is reasonably necessary to operate the Corporation in a profitable manner. As such, and until all of their positions become "full time," there will be conflicts of interest in allocating management time, services and functions between the Corporation and
its Affiliates.   These individuals may engage for their own account, or for the account of others in other business ventures for which the Corporation shall not be entitled to any interest.

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

SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation
                   Annual Compensation                                 Awards                   Payouts
(a)             (b)        (c)            (d)         (e)            (f)            (g)        (h)     (i)
                                                      Other                                             All
Name                                                  Annual        Restricted                  LTIP   Other
and                                                   Compen-        Stock           Options/    Pay-  Compen-
Principal                   Salary         Bonus      sation        Awards           SARs       Outs   sation
Position          Year        ($)            ($)        ($)           ($)              ($)       ($)    ($)

Alan Schafler      1998      $52,500           -         -              -            $7,500(2)    -       -
President,
Treasurer
Chief Financial
  Officer




Timothy
 President,
 Treasurer
 Chief Financial
   Officer         1997       $17,500         -           -             -                -          -      -
                   1996     $ 177,000         -           -             -                -          -      -

 (1) No other officer has received compensation in the last three years.   The
above compensation refers to the year ended January 31, 1996, for the year ended January 31, 1997 and for the year ended January 31, 1998.

(2)In June 1997, Mr. Schafler received options Valued at $.01 per option to purchase 750,000 Common Shares of the Company exercisable at $.19 per Common Share for a period of three years.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tabulates holdings of shares of the Company at January 31, 1998 by each person who, subject to the above, at the date of this prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company
individually and as a group.   Each named beneficial owner has sole voting and
investment power with respect to the shares set forth opposite his name.


Shareholdings at Date of
This Prospectus

                                               Percentage of
                               Number & Class     Outstanding
Name and Address                 of Shares       Common Shares

L. Alan Schafler
2035 Staysail Lane
Jupiter, Florida 33477                   0             0%

Erich K. Schmid
40 Spring Hollow Lane
Fairview, NC 28730                  10,000           .31%

James Yanai
17600 Van Ness
Torrence, CA 90504                  60,154          1.88%

Timothy Miles and MaryEllen Miles
#9 Niblick
Hilton Head Island, SC 29938       451,183          14.08%

Elizabeth Gheen
9070 Coker Road
Salinas, CA 93907                  300,770          11.60%

Mitsuo Tatsugawa
220A San Benancio Road
Salinas, CA 93908                  360,924           11.26%

Stephen A. Jones
24285 Hillview Drive
Laguna Niguel, CA 92677            160,501           5.01%

All Directors & Officers
as a group (4)                     521,337           16.27%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended January 31, 1998, Timothy Miles, an affiliate of the Company advanced the Company $86,819.

I AM TALKING WITH JIM SCHEIFLEY REGARDING THE NEED TO A RELATED PARTY FOOTNOTE.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditor's Report
Balance Sheet as of January 31, 1998
Statement of Operations for Period from Inception to January 31, 19968 Statement of Cash Flows for Period from Inception to January 31, 1998 Statement of Changes in Stockholder's Equity for Period from Inception to January 31, 1998
Notes to Financial Statements

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


Reports filed on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the Company's fiscal year ended January 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: August 5, 1998                PRATT, WYLCE & LORDS, LTD.

                                    /s/ L. Alan Schafler
                                    -----------------------------
                                    By: L. Alan Schafler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    8/5/98
/s/ L. Alan Schafler
-----------------------------
L. Alan Schafler,  President, Chief
Financial Officer, Controller, Chief Executive Officer



Date:   8/5/98
/s/ Erich K. Schmid
-----------------------------
Erich K. Schmid, Director


Date:    8/5/98
/s/ James Yanai
-----------------------------
James Yanai, Director