Form 10QSB
period 1998-04-30
PRATT WYLCE & LORDS LTD
filed 1999-01-15
CIK 799723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 EXCHANGE ACT
For the transition period
Commission file number     -    0-25792

                           BIO-NET TECHNOLOGIES, INC.
                      (formerly Pratt, Wylce & Lords, Ltd.)
                 (Exact name of Registrant as specified in its charter)

     NEVADA                                               84-1247085
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or  organization                      Identification Number)

        2035 Staysail Lane, Jupiter, Florida                    33477
      (Address of principal executive offices)                  (Zip Code)

                              (561) 745-1949
                  (Registrant's telephone number, including area code)

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

PART I
Item 1. Financial Statements:

Bio Net Technologies, Inc.
(Formerly Pratt, Wylce & Lords, Ltd.)
Balance Sheet
April 30, 1998
(Unaudited)

                           ASSETS
Investments at market or fair value:
  Investments in common stocks                               $      308,838

Cash                                                                  3,983
Property and equipment, at cost, net of
  accumulated depreciation of $1,869                                  3,946
Advances to affiliate                                                72,800
                                                             --------------
                                                                    389,567

                        LIABILITIES:
Accounts payable and accrued expenses                                11,840
Payroll taxes payable                                                33,725
Advances from stockholder                                           102,970
                                                             --------------
                                                                    148,535
                                                             --------------
                                                             $      241,032
                                                             ==============
                         NET ASSETS
 Common stock, $.001 par value,
  75,000,000 shares authorized,
  2,588,500 shares issued and outstanding                    $        3,292
 Additional paid-in capital                                         562,854
 Unpaid stock subscription                                                -

Undistributed operating income and investment
  gains (losses):
Accumulated operating losses                                       (392,393)
Unrealized accumulated appreciation
  of investments                                                     67,279
                                                             --------------
                                                                   (325,114)
Net assets applicable to outstanding common
  shares (equivalent to $.08  per share, based
  on outstanding common shares of 3,291,470)                 $      241,032
                                                             ==============


     See accompanying notes to financial statements.

Bio Net Technologies, Inc.
(Formerly Pratt, Wylce & Lords, Ltd.)
Statements of Operations
Three Months Months Ended April 30, 1998 and 1997
         (Unaudited)

                                                    1998            1997
Revenues:                                          -----          -------
  Fee income                                   $    -            $   -
  Interest and dividend income                      -
                                               ----------        ----------
Costs and expenses:
  General and administrative                       42,261           351,716
                                               ----------        ----------
Income (loss) from operations before
  before income taxes                             (42,261)         (351,716)
Income (taxes) benefit                             29,837            37,958
                                               ----------        ----------
Income (loss) from operations                     (12,424)         (313,758)

Realized gain (loss) on investments                31,156            50,904
Income (taxes) benefit                            (10,593)          (17,307)
                                               ----------        ----------
                                                   20,563            33,597
Increase (decrease) in unrealized
  appreciation of investments                      56,600            60,737
Income (taxes) benefit                            (19,244)          (20,651)
                                               ----------        ----------
                                                   37,356            40,086
                                               ----------        ----------
  Net income (loss)                            $   45,495        $ (240,075)
                                               ==========        ==========

Earnings (loss) per share:
  Net income (loss) from operations            $    (0.00)       $    (0.11)
  Net realized gains (losses) on investments         0.01              0.01
  Net unrealized gains (losses) on investments       0.01              0.01
                                               ----------        ----------
  Net income (loss)                            $     0.02        $    (0.09)
                                               ==========        ==========
 Weighted average shares outstanding            3,287,337         2,874,596
                                               ==========        ==========







      See accompanying notes to financial statements.

Bio Net Technologies, Inc.
(Formerly Pratt, Wylce & Lords, Ltd.)
Statements of Changes in Net Assets
Three Months Months Ended April 30, 1998 and 1997
(Unaudited)

                                                       1998           1997

Net income (loss) from operations                   $  (12,424)   $ (313,758)
Realized gain (loss) from investment                    20,563        33,597
Net increase (decrease) in unrealized
 appreciation of investments                            37,356        40,086
                                                    ----------    ----------
Net increase (decrease) in net assets
  resulting from operations                             45,495     (240,075)

Capital share transactions:
   Private sales of common stock                         1,550          -
   Shares issued to reimburse expenses                   6,300          -
                                                    ----------     ---------
Total capital share transactions                         7,850          -
                                                    ----------     ---------
Increase (decrease) in net assets                       53,345     (240,075)

Net assets at beginning of period                      187,687       496,955
                                                    ----------     ---------
Net assets end of period                            $  241,032    $  256,880
                                                    ==========    ==========

















      See accompanying notes to financial statements.

Bio Net Technologies, Inc.
(Formerly Pratt, Wylce & Lords, Ltd.)
Statements of Cash Flows
Three Months Months Ended April 30, 1998 and 1997
(Unaudited)

                                                       1998            1997
                                                     --------        -------
  Net cash provided by (used in)
   operating activities                             $ (21,952)     $ (130,743)

Cash flows from investing activities:
   Purchase of investment securities                                     -
   Proceeds from sale of investment securities         58,156         132,606
   Advances to affiliate                              (56,100)           -
                                                     --------      ----------
Net cash provided by (used in) investing activitie      2,056         132,606

Cash flows from financing activities:
   Advances from stockholder                           16,151            -
   Sale of restricted common stock                      6,200            -
                                                     --------      ----------
  Net cash provided by (used in) financing activities  22,351            -
                                                     --------      ----------
Increase (decrease) in cash                             2,455           1,863

Cash, beginning of period                               1,528          10,943
                                                     --------      ----------
Cash, end of period                                 $   3,983      $   12,806
                                                    =========      ==========





      See accompanying notes to financial statements.

Bio Net Technologies, Inc.
(formerly Pratt Wylce & Lords, Ltd.)
Notes to Unaudited Financial Statements
April 30, 1998

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10-K for the year ended January 31, 1998.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.


Investments

At April 30, 1998 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250       -
Players Network, Inc.              25,000    37,500     37,500
Immune Technologies, Inc.          10,000    15,000     15,000
National Sorbents, Inc.           176,000      -        33,088
Advanced Sterilizer Technology     10,000    15,000       -
Casionvations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000       -
Rubicon Sports, Inc.               25,000    37,500     62,500
Coronado Industries                55,000    33,000     88,000
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $206,900   $308,838


Fair value of National Sorbents Inc. and Coronado Industries as of April 30, 1998 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the three months ended April 30, 1998, the Company received net proceeds from the sale of investment securities aggregating $58,156 and recorded gains from the transactions aggregating $31,156. During the three months ended April 30, 1998, the Company issued 30,000 shares of its restricted common stock to an investor for cash aggregating $6,300. The price paid per share by the investors approximated the bid value of the stock at the issue dates. Additionally, during the quarter, the Company issued an aggregate of 6,200 shares of restricted common stock to two individuals as reimbursement for expenses paid by the individuals in behalf of the Company. The value of the services provided amounted to $1,550.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.   Due to its change in business, the Company can no
longer operate on revenues from consulting activities. The Company will have to seek equity or debt financing to commence its proposed operations. The Company has tried to limit its general and administrative expenses now that its previous operations have ceased.

Capital Resources and Source of Liquidity.

The Company can meet its short term cash flow needs from the sale of investment securities ($58,156 for the three months ended April 30, 1998), advances of $16,151 from Timothy Miles, a principal shareholder to supplement
its cash flow needs.   In the long term, the Company shall utilize the sale
of its investment securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.   The Company is not currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the three months ended April 30, 1998, the Company received proceeds from the sale of investments of $58,156. The Company made advances to an affiliate of $56,100 resulting in net cash provided by investing activities of $2,056 for the three months ended April 30, 1998.

For the three months ended April 30, 1997, the Company received proceeds from the sale of investments of $132,606 resulting in net cash provided by investing activities of $132,606 for the three months ended April 30, 1997.

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

During the three months ended April 30, 1998, the Company received net cash proceeds of 6,200 from the sale of its common stock and received advances
from a shareholder of $16,151.    This resulted in net cash provided by
financing activities of $22,351 for the three months ended April 30, 1998.

The Company did not have any financing activities for the three months ended April 30, 1997.

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

Results of Operations:

For the three months ended April 30, 1998 compared to the three months ended
April 30, 1997.   The Company has a net income of $45,495 for the three
months ended April 30, 1998 compared to a net loss of $240,075 for the three
months ended April 30, 1997.   The Company received total revenue of $0.00
for the three months ended April 30, 1998 and April 30, 1997. This lack of revenue was due to the cessation of providing any consulting services to client companies due to the delays client companies were experiencing in obtaining effective registration statements and, as such, the Company's
abilities to move forward with other client companies.    General and
administrative expense decreased from $351,716 for the three months ended
April 30, 1997 to $42,261 for the three months ended April 30, 1998.     The
decrease is directly attributed to the cessation of consulting for client
companies.   General and administrative expenses are composed primarily of salaries and wages ($30,117), telephone charges ($203), travel expenses ($2,745), legal ($250) and other costs ($8,848).

For the year ended January 31, 1998 compared to the year ended January 31,
1997.   The Company has a net loss of $440,729 for the year ended January 31,
1998 compared to a net loss of $128,l603 for the year ended January 31, 1997. The Company received total revenue of $0.00 for the year ended January 31, 1998 compared to $685,512 (fee income of $679,955 and interest income of $5,557) for the year ended January 31, 1997. This significant decrease was due to the cessation of providing any consulting services to client companies due to the delays client companies were experiencing in obtaining effective registration statements and, as such, the Company's abilities to move forward
with other client companies.    General and administrative expense decreased
from $1,486,122 to $217,052 for the year ended January 31, 1998.     The
decrease is directly attributed to the cessation of consulting for client
companies.   General and administrative expenses are composed primarily of salaries and wages ($39,200), professional fees ($81,419), telephone charges ($10,856), travel expenses ($25,048), advertising and promotion ($3,565), printing ($3,387), postage and freight $(3,874), payroll taxes ($44,321) and other costs ($5,382).

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

Bio Net Technologies, Inc.
(formerly Pratt Wylce & Lords, Ltd.)

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

None

(b)  Reports on Form 8-K
None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 1998



/s/ L. Alan Schafler
L. Alan Schafler, President