Form 10QSB
period 1998-07-31
PRATT WYLCE & LORDS LTD
filed 1999-03-31
CIK 799723

                    UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION

                 Washington, D.C.  20549

                    FORM  10-QSB
[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
         For  the  Quarter  ended July 31,  1998

[ ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE
         EXCHANGE  ACT
         For  the  transition  period              to
         Commission file  number - 0-25792

                 BIONET TECHNOLOGIES, INC.
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

5,297,670 Shares of Common Stock ($.001  par  value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes         No  x

PART I:          Financial  Information



     ITEM 1  -  Financial statements
     ITEM 2  -  Management's discussion and analysis of financial condition and results of operations

PART  II:          Other  Information
     ITEM  6  -  Exhibits and Reports on Form 8-K

PART I

Item 1.  Financial Statements:


BioNet Technologies, Inc.
                Consolidated Balance Sheet
                       July 30, 1998
                        (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents                              $    4,427
  Trading securities                                        188,388
  Inventory                                                  12,498
                                                         ----------
      Total current assets                                  205,313

Property and equipment, at cost, net of
  accumulated depreciation of $6,062                         83,153

Other assets                                                  3,825
                                                         ----------
                                                         $  292,291
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   32,456
  Accrued expenses                                           33,060
                                                         ----------
      Total current liabilities                              65,516

  Loans from shareholder                                    163,969

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  5,297,670 shares issued and outstanding                     5,298
 Additional paid in capital                               1,563,948
 Accumulated deficit                                     (1,506,440)
                                                         ----------
                                                             62,806
                                                         ----------
                                                        $   292,291



See accompanying notes to consolidated financial statements.

                BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows
                       (Unaudited)

                                                  Six Months Ended July 31,
                                                    1998            1997
Net cash provided by (used in)
 operating activities                            $ (123,321)     $ (210,357)

Cash flows from investing activities:
   Proceeds from sale of investments                 71,220         165,954
   Advances to affiliate                            (23,700)              -
   Purchase of fixed assets

                                                 ----------      ----------
Net cash provided by (used in) investing activities  47,520         164,954
                                                 ----------      ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                 1,550          35,000
   Advances from stockholders                        77,150               -
                                                 ----------      ----------
Net cash provided by (used in) financing activit     78,700          35,000
                                                 ----------      ----------

Increase (decrease) in cash                           2,899         (10,403)
Cash and cash equivalents,
 beginning of period                                  1,528          10,943
                                                 ----------      ----------
Cash and cash equivalents,
 end of period                                   $    4,427       $     540




See accompanying notes to consolidated financial statements.

              BioNet Technologies, Inc.
        Consolidated Statements of Operations
                     (Unaudited)

                                                       Three Months Ended July 31,   Six Months Ended July 31,
                                                           1998           1997          1998           1997

                                                                          <c.
Revenues                                              $      -        $     -      $       -        $     -

Costs and expenses
  General and administrative                              153,679         49,292        195,940        401,008
  Charge off of acquired research and develpoment cost    978,828           -           978,828           -
                                                      -----------      ---------    -----------     ----------
(Loss) from operations                                 (1,132,507)       (49,292)    (1,174,768)      (401,008)

Other income and (expense):
  Gain (loss) realized from sale of investments             5,796         17,123         36,952         68,027
  Unrealized gain (loss) on investments                   (54,615)       (53,149)         1,985        221,636
                                                      -----------      ---------    -----------     ----------
                                                          (48,819)       (36,026)        38,937        289,663

(Loss) before income taxes                             (1,181,326)       (85,318)    (1,135,831)      (111,345)
Provision for income taxes                                   -              -              -              -
                                                      -----------      ---------    -----------     ----------
Net (loss)                                            $(1,181,326)    $  (85,318)   $(1,135,831)     $(111,345)


Basic earnings (loss) per share:
 Net income (loss)                                    $    (0.30)     $    (0.03)   $    (0.31)      $  (0.04)

 Weighted average shares outstanding                    3,956,070       2,904,596     3,621,703      2,889,596






See accompanying notes to consolidated financial statements.

Bio Net Technologies, Inc.
(formerly Pratt Wylce & Lords, Ltd.)
Notes to Unaudited Financial Statements
July 31, 1998

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


Investments

At July 31, 1998 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250       -
Immune Technologies, Inc.          10,000    15,000       -
National Sorbents, Inc.           176,000      -        33,088
Advanced Sterilizer Technology     10,000    15,000       -
Casionvations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000       -
Rubicon Sports, Inc.               25,000    37,500     62,500
Coronado Industries                40,000    24,000     20,000
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $160,400   $188,338

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

During the six months ended July 30, 1998, the Company received net proceeds from the sale of investment securities aggregating $71,220 and recorded gains from the transactions aggregating $35,220. During the six months ended July 31, 1998, the Company issued 6,200 shares of its restricted common stock to an investor for cash aggregating $1,550. The price paid per share by the investors approximated the bid value of the stock at the issue dates. Additionally, during the period, the Company issued an aggregate of 36,200 shares of restricted common stock to two individuals as reimbursement for expenses paid by the individuals in behalf of the Company. The value of the services provided amounted to $9,400.

Additionally, During June 1998, the Company issued 2,000,000 shares of its restricted common stock to the shareholders of Immune Technologies, Inc. (Immune) in exchange for certain assets of Immune. Immune had been a client of the Company and the Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune to date has been engaged in research and development of technology it hopes to utilize in the diagnosis and treatment of animal diseases. The assets acquired from Immune consist of cash, inventory and fixed assets aggregating $100,972 at the purchase date. The fair value of the stock issued in the transaction amounted to $1,000,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Trends and Uncertainties.   Due to its change in business, the Company
can no longer operate on revenues from its consulting fee income.
During June, 1998, the Company issued 2,000,000 restricted Common Shares to Immune Technologies, Inc. (Immune) in exchange for certain assets of
Immune.   Immune had been a client of the Company and the Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist
in meeting that company's working capital requirements.   Immune to date
has been engaged in research and development of technology it hopes to
utilize in the diagnosis and treatment of animal diseases.   The assets
acquired from Immune consist of cash, inventory and fixed assets
aggregating $100,972 at the purchase date.   The Company will have to
seek equity or debt financing to commence operations again.

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures. The Company can meet its short term cash flow needs from the sale of investment securities ($71,220 for the six months ended July 31, 1998) and advances from
shareholders of $77, 150 to supplement its cash flow needs.   In the long
term, the Company shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement its new business.

Going Concern.   The Company is not currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the six months ended July 31, 1998, the Company received proceeds from the sale of investment securities of $71,220 and made advances of
$23,700 to an affiliate.   This resulted in net cash provided by
investing activities of $47,520 for the six months ended July 31, 1998.

For the six months ended July 31, 1997, the Company received the proceeds from the sale of investment securities of $165,954 and purchased fixed assets for $1,000 resulting in net cash provided by investing activities of $164,954.

For the six months ended July 31, 1998, the Company received proceeds from the sale of common stock of $1,550 and advances from stockholders of $77,150 resulting in net cash provided by financing activities of $78,700.

Net cash provided by financing activities for the six months ended July 31, 1997 was $35,000 from the sale of restricted common stock.


Results of Operations:

For the six months ended July 31, 1998, the Company did not receive any
revenue.   The Company had general and administrative expenses of
$153,679 for the six months ended July 31, 1998 that consisted primarily of salaries and wages of $107,500, legal of $2,173, accounting of $10,975, travel of $8,152, advertising of $890, telephone of $2,077, printing of $305, consulting of $10,000, insurance of $7,427, moving expense of $17,842 and other expenses of $28,599.

For the six months ended July 31, 1997, the Company did not receive any
revenue due to the cessation of operations.   The Company had general and
administrative expenses of $401,008 for the six months ended July 31, 1997which consisted primarily of contract losses of $220,968, salaries and wages of $99,175, legal of $15,700, accounting of $44,572, travel of $9,679, advertising of $3,085, telephone of $6,614, printing of 3,387 and other expenses of $237,831.

Plan of Operation.   During January 1997, the Company determined that it
was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company has negotiated contract termination agreements with all of its active clients that provide for the immediate discontinuance of consulting services.

The termination contracts provide that the Company retains as revenue all cash paid to date and that the Company return all or a major portion of common stock issued to it by client companies.

The Company currently intends to acquire businesses and assets as may
provide gain for the shareholders.   The Company has acquired certain
assets of Immune Technologies, Inc. and intends to continue pursue
Immune's business plan.   The Company may also choose to form
corporations for the purpose of pursuing such business ventures as are deemed potentially profitable by the Board of Directors.

(a)   Exhibits (numbered in accordance with Item 601 of Regulation  S-K)

     None

(b)  Reports on Form 8-K
     None



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     March 25, 1999



               /s/ L. Alan Schafler
               L. Alan Schafler, President