Form 10QSB
period 1998-10-31
PRATT WYLCE & LORDS LTD
filed 1999-03-31
CIK 799723

                    UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the Quarter ended October 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period              to
         Commission file number - 0-25792

               BIONET TECHNOLOGIES, INC.
  (Exact name of Registrant as specified in its charter)

     NEVADA                                             84-1247085
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                  Identification Number)

      3035 Staysail Lane, Jupiter, Florida                33477
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

7,246,606 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes         No  x

PART I:          Financial Information



     ITEM 1  -  Financial statements
     ITEM 2  -  Management's' discussion and analysis of financial condition and results of operations

PART II:          Other Information
     ITEM 6  -  Exhibits and Reports on Form 8-K

PART  I

Item 1. Financial Statements:


           BioNet Technologies, Inc.
           Consolidated Balance Sheet
               October 31, 1998
                   (Unaudited)

                     ASSETS

<APTION>
Current assets:
  Cash and cash equivalents                       $     60,202
  Trading securities                                   175,838
  Accounts receivable - other                              700
  Inventory                                             11,890
                                                  ------------
 Total current assets                                  248,630

Property and equipment, at cost, net of
  accumulated depreciation of $9,562                    98,465

Other assets                                            11,326
                                                  ------------
                                                  $    358,421
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $     56,159
  Accrued expenses                                      27,667
                                                  ------------
      Total current liabilities                         83,826

  Loans from shareholder                               233,970

Stockholders' equity:
 Common stock, no par value,
  20,000,000 shares authorized,
  7,246,606 shares issued and outstanding                7,247
 Additional paid in capital                          2,045,911
 Subscriptions to common stock                         160,965
 Accumulated deficit                                (2,173,498)
                                                   -----------
                                                        40,625
                                                  $    358,421



See accompanying notes to consolidated financial statements.

            BioNet Technologies, Inc.
      Consolidated Statements of Operations
                    (Unaudited)

                                                  Three Months Ended October 31,   Nine Months Ended October 31,
                                                       1998           1997           1998           1997
                                                        <c
Revenues                                           $      -         $      -       $      -       $      -

Costs and expenses
  General and administrative                           196,776         24,952        392,716        425,960
  Charge off of acquired research and development      476,358           -         1,455,186           -
                                                   -----------     ----------    -----------    -----------
(Loss) from operations                                (673,134)       (24,952)    (1,847,902)      (425,960)

Other income and (expense):
  Gain (loss) realized from sale of investments         (1,517)        (4,300)        35,435         63,727
  Unrealized gain (loss) on investments                  7,593        (46,878)         9,578        174,758
                                                   -----------     ----------    -----------    -----------
                                                         6,076        (51,178)        45,013        238,485

(Loss) before income taxes                            (667,058)       (76,130)    (1,802,889)      (187,475)
Provision for income taxes                                -              -              -              -
                                                   -----------     ----------    -----------    -----------
Net (loss)                                         $  (667,058)    $  (76,130)   $(1,802,889)   $  (187,475)

Basic earnings (loss) per share:
 Net income (loss)                                 $    (0.09)     $   (0.03)    $    (0.34)    $    (0.06)

 Weighted average shares outstanding                 7,208,949      2,964,485      5,301,824      2,914,559





See accompanying notes to consolidated financial statements.

          BioNet Technologies, Inc.
    Consolidated Statements of Cash Flows
                 (Unaudited)

                                               Nine Months Ended October 31,
                                                    1998            1997
Net cash provided by (used in)
 operating activities                          $   (303,400)    $  (237,523)

Cash flows from investing activities:
   Proceeds from sale of investments                 71,220         165,954
   Purchase of fixed assets                         (18,812)         (1,000)
                                                -----------      ----------
Net cash provided by (used in) investing activities  52,408         164,954

Cash flows from financing activities:
   Proceeds from sale of common stock                 1,550          62,000
   Proceeds from stock subscriptions                160,965               -
   Advances from stockholders                       147,151               -
                                                -----------      ----------
Net cash provided by (used in) financing activities 309,666          62,000

Increase (decrease) in cash                          58,674         (10,569
Cash and cash equivalents,
 beginning of period                                  1,528          10,943
                                                -----------      ----------
Cash and cash equivalents,
 end of period                                  $    60,202      $      374

Bio Net Technologies, Inc.
(formerly Pratt Wylce & Lords, Ltd.)
Notes to Unaudited Financial Statements
October 31, 1998

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


Investments

At October 31, 1998 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250       -
Immune Technologies, Inc.          10,000    15,000       -
National Sorbents, Inc.           176,000      -        33,088
Advanced Sterilizer Technology     10,000    15,000       -
Casionvations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000       -
Rubicon Sports, Inc.               25,000    37,500     62,500
Coronado Industries                15,000     9,000      7,500
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $145,400   $175,838

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

During the nine months ended October 31, 1998, the Company received net proceeds from the sale of investment securities aggregating $123,935 and recorded gains from the transactions aggregating $35,435. During the nine months ended October 31, 1998, the Company issued 6,200 shares of its restricted common stock to an investor for cash aggregating $1,550. The price paid per share by the investors approximated the bid value of the stock at the issue dates. Additionally, during the period, the Company issued an aggregate of 85,136 shares of restricted common stock to two individuals as reimbursement for expenses paid by the individuals in behalf of the Company. The value of the services provided amounted to $18,312.

Additionally, during June 1998, the Company issued 2,000,000 shares of its restricted common stock to the shareholders of Immune Technologies, Inc. (Immune) in exchange for certain assets of Immune. Immune had been a client of the Company and the Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune, to date, has been engaged in research and development of technology that it hopes to utilize in the diagnosis and treatment of animal diseases. The assets acquired from Immune consist of cash, inventory and fixed assets aggregating $100,972 at the purchase date. The fair value of the stock issued in the transaction amounted to $1,000,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current quarter.

During August 1998, the Company agreed to issued 1,900,000 shares of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 80% of the outstanding common stock of Greengold. Greengold, to date, has been engaged in research and development of technology that it hopes to utilize in the recycling and disposal of animal waste with the first application being hog waste. Additional applications of its technology are in the treatment of industrial and municipal water and waste treatment facilities. The assets and liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date. The fair value of the stock issued in the transaction amounted to $475,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.   Due to its change in business, the Company
can no longer operate on revenues from its consulting fee income. During June, 1998, the Company issued 2,000,000 restricted Common Shares to Immune Technologies, Inc. (Immune) in exchange for certain assets of
Immune.   Immune had been a client of the Company and the Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist
in meeting that company's working capital requirements.   Immune, to
date, had been engaged in research and development of technology that it
hopes to utilize in the diagnosis and treatment of animal diseases.   The
assets acquired from Immune consist of cash, inventory and fixed assets aggregating $100,972 at the purchase date.

During August 1998, the Company issued 1,900,000 of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 80% of the outstanding common stock of Greengold.
Greengold, to date, has been engaged in research and development of technology that it hopes to utilize in the recycling and disposal of
animal waste with the first application being hog waste.   Additionally
applications of its technology are in the treatment of industrial and
municipal water and waste treatment facilities.   The assets and
liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date.

 The Company will have to seek equity or debt financing to continue operations regarding its new acquisitions.

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures.   The Company can meet
its short term cash flow needs from the sale of investment securities ($123,935 for the nine months ended October 31, 1998), the proceeds from stock subscriptions of $160,965 and advances from stock holders of
$147,151.   In the long term, the Company shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement it s new business plan.

Going Concern.    The Company is not currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the nine months ended October 31, 1998, the Company received proceeds from the sale of investments of $71,220 and purchased fixed assets of $18,812. This resulted in net cash provided by investing activities of $52,408 for the nine months ended October 31, 1998.

For the nine months ended October 31, 1997, the Company received the proceeds from the sale of investment securities of $165,954 and purchased fixed assets of $1,000 resulting in net cash provided by investing activities of $164,954.

For the nine months ended October 31, 1998, the Company received from the sale of common stock of $1,550 and proceeds from stock subscriptions of $160,965. Additionally, the Company received advances of $147,151 from
stockholders for the nine months ended October 31, 1998.   This resulted
in net cash provided by financing activities of $309,666 for the nine months ended October 31, 1998.

Net cash provided by financing activities for the nine months ended July 31, 1997 was $62,000 from the sale of its common stock.


Results  of  Operations:

For the nine months ended October 31, 1998, the Company did not receive
any revenue due to the cessation of operations.   The Company had general
and administrative expenses of $392,716 for the nine months ended October 31, 1998 which consisted primarily of salaries and wages of $181,727, legal of $2,423, accounting of $10,975, travel of $16,130, advertising of $890, telephone of $4,545, printing of $1,341, insurance of $29,928, consulting of $67,900, moving expense of $18,489, rent of $6,133 and other expenses of $52,235.

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

Plan of Operation.   During January 1997, the Company determined that it
was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company negotiated contract termination agreements with all of its active clients that provide for the immediate discontinuance of consulting services.
The termination contracts provide that the Company retains as revenue all cash paid to date and that the Company returns all or a major portion of common stock issued to it by client companies.

The Company currently intends to acquire businesses and assets as may
provide gain for the shareholders.   The Company has acquired certain
assets of Immune Technologies, Inc. and intends to continue to pursue
Immune's business plan.   Additionally, the Company acquired 80% of the
outstanding common stock of Greengold Corporation and is continuing Greengold's business plan. The Company may also choose to form corporations for the purpose of pursuing such business ventures as are deemed potentially profitable by the Board of Directors.

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