Form 10KSB
period 1999-01-31
BIONET TECHNOLOGIES INC
filed 1999-08-26
CIK 799723

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 1/31/99
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 0-25792

               Bionet Technologies, Inc.
        (Formerly Pratt, Wylce & Lords, Ltd.
         Exact name of Registrant as specified in its charter)

NEVADA                       541990                      84-1247085
(State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions       Classification Code Number)  Identification number)
of incorporation
or organization

3035 Staysail Lane, Jupiter, Florida                          33477
(Address of principal executive offices)                    (Zip Code)

                      (561) 745-1949
            (Registrant's telephone number, including area code)

Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:           Common  Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes    __x__   No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year were $0.00. As of January 31, 1999, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $3,228,304.

The number of shares outstanding of Company's only class of common stock, as of January 31, 1999 was 7,915,564 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ____  No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

Organizational History.   The Company. was incorporated in the State of
Florida on May 22, 1986 using the name Global Wrestling Alliance, Inc. The Company was authorized to issue 75,000,000 common shares at $.0001
par value.    The Company had limited operations from 1988 through 1990
and ceased operations at that time.   The Company experienced a change
in control and pursuant to a Board of Directors meeting and subsequent written consent of a majority of its shareholders on May 31, 1993, the Company began operations of its present business under the name Pratt, Wylce & Lords, Ltd. and a One for One Hundred reverse stock split was
effectuated.   The Company was reincorporated in the State of Nevada on
August 18, 1993.   Pursuant to the Articles of Merger, the Company is
authorized to issue 75,000,000 common shares at $.001 par value and as of December 31, 1998 there were 3,204,270 common shares outstanding. In 1998, the name of the Company was changed to Bionet Technologies, Inc. to more accurately reflect the nature of its proposed business.

The previous business objective of the Company was to provide consulting services which assist the client-company in becoming a publicly traded company. Since its cessation of financial consulting activities, the Company has carried out administrative functions and has begun liquidating its investment portfolio. The Company is currently seeking new business activities unrelated to the provision of financial services.

During the years ended January 31, 1997 and 1998, the Company made working capital advances to Immune Technologies, Inc. (Immune), a former client company, amounting to $79,800. The business of Immune consists of research and development and marketing of products based on new technology for the prevention and related therapy of infectious diseases in animals.

Subsequent to January 31, 1998 the Company entered into a purchase and sale agreement with Immune whereby the Company would purchase certain assets of Immune consisting primarily of accounts receivable, furniture, equipment and intangible assets. The purchase price paid consists of 2,000,000 shares of the Company's common stock and the cash advances made
 .
During August 1998, the Company agreed to issue 1,900,000 shares of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 100% of the outstanding common
stock of Greengold.   Greengold, to date, has been engaged in research
and development of technology that it hopes to utilize in the recycling and disposal of animal waste with the first application being hog
waste.   Additional applications of its technology are in the treatment of industrial and municipal water and waste treatment facilities. The assets and liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date. The fair value of the stock issued in the transaction amounted to $475,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current quarter.

The Company provides the management control and oversight, maintains operating systems and provides the capital necessary to operate each
division and subsidiary.   The Company also coordinates the
interrelationship between the various divisions and subsidiaries.   The
Company provides management oversight, establishes controls and maintains operating systems. Immune Technologies is a division of the Company and GreenGold International is a subsidiary of the Company. Immune Technologies and GreenGold each have their own executive structure but the management of all divisions and subsidiaries is responsible to the president of Company.

Competition.     Any proposed business of the Company could be very
competitive.   The Company will encounter competition in its chosen
business who are already offering, or will in the future offer, the same or similar products services as those which may be offered by the Company. Entities with greater established financial resources and contacts than the Company may be competitors in the Company's chosen
business industries.    They may develop marketing strategies that are
competitive with or superior to the Company's products and/or services or which can be marketed more effectively.

Federal and/or State Regulation.   The Company is not subject to any
federal or state regulations regarding its services or proposed
activities.   However, the Company files required reports under Section
12g of the Securities Act of 1934.

Employees.   The Company has two full time employees and no part time
employees.   The Company shall employ additional individuals as
required.

Seasonal Nature of Business Activities.   The Company's business
activities are not seasonal.   The business activities of the Company's
subsidiary may be seasonal in the future.

ITEM 2.  PROPERTIES.

The President provides 300 square feet of office space free of charge at 3035 Staysail Lane, Jupiter, Florida 33477.

The Company has 1,000 square feet of office space at Rt. 1, Box 440, Snow Hill, NC 28580 which is provided free of charge by the President of the Company's subsidiary, Greengold

The Company has entered into an operating lease for its office and research facility located at 8500 Hunter Road, Cataula, GA 31804, which
calls for annual rental payments aggregating $19,200.   The office has
a square footage of 600 square feet and the lab/manufacturing area is
1000 square feet.   The lease term extends through June 30, 2003.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended January 31, 1999, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.  The Company's Common Stock is traded on the OTC
Bulletin Board under the symbol  "BNTK".   The following table sets
forth the bid quotations for the Company's Common Stock for each quarter of the last two fiscal years, as reported by the OTC Bulletin Board. The Company's market makers are Paragon Capital Corp., Olsen Payne Company, Sharpe Capital, Inc., Wien Securities Corp. and North American Institutional Brokers. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended       Bid Price

1/31/99              .875
10/31/98             .25
7/31/98              .375
4/30/98              .375
1/31/98              .312
10/31/97             .437
7/31/97              .375
4/39/97              .25

The Company's common stock commenced trading on the over-the-counter market in October 1996. Prior to that time, there was no market for the securities of the Company.

Holders.     The approximate number of holders of record of the
Company's $.001 par value Common Stock, as of January 31, 1999, was
500.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Due to its change in business, the Company can no longer operate on revenues from its consulting fee income. During June, 1998, the Company issued 2,000,000 restricted Common Shares to Immune Technologies, Inc. (Immune) in exchange for certain
assets of Immune.   Immune had been a client of the Company and the
Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune had been engaged in research and development of technology that it hopes to utilize in the diagnosis and treatment of animal diseases. The assets acquired from Immune consist of cash, inventory and fixed assets aggregating $100,972 at the purchase date.

During August 1998, the Company issued 1,900,000 of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 100% of the outstanding common stock of
Greengold.   Greengold, to date, has been engaged in research and
development of technology that it hopes to utilize in the recycling and disposal of animal waste with the first application being hog waste. Additionally applications of its technology are in the treatment of industrial and municipal water, waste treatment facilities and the
elimination and control of waste lagoons.   The assets and liabilities
of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date.

The Company will have to seek equity or debt financing to continue operations regarding its new acquisitions.

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures.   The Company can
meet its short term cash flow needs from the sale of investment securities ($131,694 for the year ended January 31, 1999), the proceeds from the sale of common stock of $197,683, the proceeds from stock subscriptions of $1150,329 and advances from stock holders of $108,119. In the long term, the Company shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.    The Company is not currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the year ended January 31, 1999, the Company received proceeds from the sale of investments of $131,694 and purchased fixed assets of $32,049. This resulted in net cash provided by investing activities of $99,645 for the year ended January 31, 1999.

For the year ended January 31, 1998, the Company received the proceeds from the sale of investment securities of $173,114, made advances to an affiliate of $56,100 and purchased fixed assets of $1,000 resulting in net cash provided by investing activities of $116,014.

For the year ended January 31, 1999, the Company received from the sale of common stock of $197,683, proceeds from stock subscriptions of
$150,329 and advances from stockholders of $108,119.   This resulted in
net cash provided by financing activities of $456,131 for year ended January 31, 1999.

Net cash provided by financing activities for the year ended January 31, 1998 was $172,780 from the sale of its common stock ($85,961) and from advances by stockholders ($86,819).

Results of Operations.   For the year ended January 31, 1999, the
Company did not receive any revenue due to the cessation of previous operations and the subsequent acquisitions of Immune and Greengold.
The Company had general and administrative expenses of $833,850 for the year ended January 31, 1999 which consisted primarily of salaries and wages of $226,163, legal of $30,037, accounting of $11,975, travel of $22,270, advertising of $890, telephone of $6,208, printing of $1,341, insurance of $45,931, consulting of $129,706, moving expense of $19,233, rent of $14,558 and other expenses (including consolidation
adjustments) of $325,538.   The Company also had a charge off of
acquired research and development costs of $1,475,000 for the year ended January 31, 1999.

For the year ended January 31, 1998, the Company did not receive any
revenue due to the cessation of operations.   The Company had general
and administrative expenses of $217,052 for the year ended January 31, 1998 which consisted primarily of salaries and wages of $101,702, legal of $15,700, accounting of $4,571, travel of $18,106, advertising of $3,565, telephone of $10,401, printing of $3,567, rent of $45,590 and other expenses of $53,850.

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

Impact of Year 2000.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the
applicable year.   Any of the Company's computer programs that have time-
sensitive software may recognize a date using 000 as the year 1900 rather than the year 2000.

This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send payments on invoices, or engage in similar normal business activities.

The Company has initiated formal communications with its business venture associates and affiliates to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to
remediate their own Year 2000 issues.   There can be no guarantee that the
systems of other companies on which the Company's own systems may rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company's management has assessed the computer systems for the Company
and determined the overall systems to be Y2K ready.   The few PC computer
systems in the Company have been converted to newer computers that are
Certified Year 2000 compliant.   Some individual minor issues have been
addressed and will be resolved in the middle of 1999.   These issues would
not significantly affect the function of the Company in any case.

The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company. The names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

L. Alan Schafler, age 63        President/Secretary          June 1997
                                Treasurer/Director           to present

Erich Schmid, age 52            Director                     November, 1997
                                                             to present

James Yanai, age 59             Director                     November, 1997
                                                             to present

Resumes.

L. Alan Schafler.   Mr. Schafler has been President, Treasurer and a
Director of the Company since June 1997.   Mr. Schafler has been the
president of L. Alan Schafler & Associates for the last five years.
From 1974 to present, Mr. Schafler has been a management consultant providing strategic planning and problem solving resource in a wide range of corporate disciplines.  Mr. Schafler's specialty is the review and appropriate realignment of integrated corporate functions to maximize the growth and profitability of the business enterprise.
Mr. Schafler obtained a B.B.A. degree in accounting from Hofstra
University in 1957 and an MBA in Finance/Management from New York
University Graduate School of Business in 1959.   Mr. Schafler has
attended continuing financial/management post MBA studies and seminars
at New York University Graduate School of Business.   Mr. Schafler has
been an instructor and advisor for Management Decision Laboratory at the NYU Graduate School of Business and attended and instructed programming and systems courses at the Systems Research Institute.

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

All directors will serve on the Board of Directors until the next annual meeting of the shareholders of Company, or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Directorships.   No director or nominee for director holds a
directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or
subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of
1940.



ITEM 10.   EXECUTIVE COMPENSATION

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
President,
Treasurer
Chief Financial
  Officer

No other officer has received compensation in the last year.    In June
1997, Mr. Schafler received options Valued at $.01 per option to purchase 750,000 Common Shares of the Company exercisable at $.19 per Common Share for a period of three years.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tables list the Company's stockholders who, to the best of the Company's knowledge, own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock; the total number of shares of the Company's Common Stock beneficially owned by each Director; and the total number of shares of the Company's Common Stock beneficially owned by the Directors and elected officers of the Company, as a group.

Shareholdings

                                                        Percentage of
                                Number & Class           Outstanding
Name and Address                   of Shares            Common Shares
L. Alan Schafler
2035 Staysail Lane
Jupiter, Florida 33477              500,000                4.59%

Erich K. Schmid
40 Spring Hollow Lane
Fairview, NC 28730                        0                   0%

James Yanai
17600 Van Ness
Torrence, CA 90504                        0                  0%

Timothy Miles and MaryEllen Miles
#9 Niblick
Hilton Head Island, SC 29938      1,918,604              17.61%

Paul Skillicorn
Rt. 1, Box 440
Snow Hill, NC 28580                 760,608               6.98%

William Spira
14221 Park Avenue South
Burnsville, MN 55337                760,608              6.98%

All Directors & Officers
as a group (3 persons)              500,000              4.59%

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

Subscription Agreement.   L. Alan Schafler, President purchased 500,000
Common Shares at $.16 per Common Share pursuant to a subscription agreement.

Options.   The Company has issued Dexter Thompson, a non-affiliate an option to purchase 9,000 Common Shares at $.437 per Common Share. The option vests in three equal installments annually beginning April 5, 2000.

The Company has issued Anthony Bertrami, a non-affiliate, an option to purchase 20,000 Common Shares at $.25 per Common Shares. The option period is for three years from December, 1998.

The Company has issued Clint Clark, a non-affiliate an option to purchase 10,000 Common Shares at $.25 per Common Shares. The option period is for two years from May 30, 1997.

The Company has issued to each Erich Schmidt and James Yanai,
Directors, an option to purchase 10,000 Common Shares at $.25 per Common Shares. The option period is for three years from December, 1998.

There is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended January 31, 1999 and 1998, the Company's former president who is currently a major shareholder of the Company made working capital advances to the Company of $108,119 and $86,819, respectively. The shareholder has agreed to convert the balance due to him at January 31, 1999 into shares of the Company's restricted common at a conversion rate of $.19 per share. The stock price represents the trading bid price of the Company's common stock as of the date the conversion was approved by the Company's Board of Directors.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors...............................12
Consolidated Balance Sheet..........................................13
Consolidated Statement of Operations................................14
Consolidated Statement of Stockholder's Equity......................15
Consolidated Statement of Cash Flows................................16
Notes to Financial Statements.......................................18

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
BioNet Technologies, Inc.
(formerly Pratt, Wylce & Lords, Ltd.)

We have audited the balance sheet of BioNet Technologies, Inc. as of January 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position BioNet Technologies, Inc. as of January 31, 1999, and the results of its operations, changes in stockholders' equity and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, investment securities not readily marketable amounting to $135,250 as of January 31, 1999, have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and investments and have inspected underlying documentation, and in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, the Board of Directors estimate of fair values may differ significantly from the values that would have been used had a ready market existed for the securities, and the difference could be material.



                       James E. Scheifley & Associates, P.C.
                       Certified Public Accountants
Denver, Colorado
June 12, 1999

            BioNet Technologies, Inc.
           Consolidated Balance Sheet
                January 31, 1999

                     ASSETS

Current assets:
  Cash and cash equivalents                       $     17,742
  Trading securities                                   234,250
  Inventory                                             11,890
                                                  ------------
      Total current assets                             263,882

Property and equipment, at cost, net of
  accumulated depreciation of $13,049                  108,215

Other assets                                             9,103
                                                  ------------
                                                  $    381,200
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $     91,618
  Accrued expenses                                      41,182
                                                  ------------
      Total current liabilities                        132,800


Stockholders' equity:
 Preferred stock, no par value,
   50,000 shares authorized,
   5,000 shares issued and outstanding                       5

 Common stock, no par value,
  75,000,000 shares authorized,
  7,915,564 shares issued and outstanding                9,041
 Additional paid in capital                          2,565,683
 Subscriptions to common stock                         345,267
 Unearned services                                     (95,000)
 Accumulated deficit                                (2,576,596)
                                                  ------------
                                                       248,400
                                                  ------------
                                                  $    381,200




See accompanying notes to consolidated financial statements.

            BioNet Technologies, Inc.
      Consolidated Statements of Operations

                                                          Year Ended January 31,
                                                          1999             1998
Revenues                                                $     -        $      -

Costs and expenses
  General and administrative                               833,850       217,052
  Charge off of acquired research and develpoment costs  1,475,000             -
                                                        ----------     ---------
(Loss) from operations                                  (2,308,850)     (217,052)

Other income and (expense):
  Gain (loss) realized from sale of investments             34,194        20,797
  Unrealized gain (loss) on investments                     69,756      (244,474)
  Interest espense                                          (1,087)            -
                                                        ----------      --------
                                                           102,863      (223,677)

(Loss) before income taxes                              (2,205,987)     (440,729)
Provision for income taxes                                    -                -
                                                        ----------     ---------
Net (loss)                                             $(2,205,987)    $(440,729)


Basic earnings (loss) per share:
 Net income (loss)                                      $     (.39)     $    (.14)

 Weighted average shares outstanding                     5,715,465      3,040,652



See accompanying notes to consolidated financial statements.

          BioNet Technologies, Inc.
Consolidated Statement of Stockholders' Equity
    Years Ended January 31, 1999 and 1998

                                                               Additional    Unpaid
                           Preferred Stock     Common   Stock    Paid In       Stock     Unearned    Accumulated
                           Shares   Amount     Shares   Amount   Capital  Subscriptions  Services      Deficit       Total
Balance, January 31, 1997       -        -  2,874,596   $2,875  $455,461    $(31,500)           -     $15,923     $(362,966)

   Sale of common stock
     for cash                                 380,674      380    99,580           -            -                    99,960

   Collection of stock
      subscriptions             -        -          -        -         -      31,500            -           -        31,500

Net loss for the year           -        -          -        -         -           -            -    (386,532)     (386,532)
                           ------   ------    -------  -------    ------     -------       ------    --------      --------
 Balance, January 31, 1998      -        -  3,255,270    3,255   555,041           -            -    (370,609)      187,687

   Sale of stock for cash       -        -    760,294      761   196,923           -            -           -       197,683

   Common stock issued
      for services              -        -  1,125,000    1,125   212,625           -     $(95,000)          -       118,750

   Preferred shares issued
      for services          5,000        5          -        -     4,995           -            -           -         5,000
   Fair value of preferred
      stock conversion rights
      vested during year        -        -          -        -   125,000           -            -           -       125,000

   Stock subscriptions
      received in cash          -        -          -        -         -     150,329            -           -       150,329

   Stock subscriptions
      received for debt
      conversion                -        -          -        -         -     194,938            -           -       194,938

   Common shares issued
      for merger                -        -  1,900,000    1,900   473,100           -            -           -       475,000

   Common shares issued
      for asset purchase        -        -  2,000,000    2,000   998,000           -            -           -     1,000,000

Net loss for the year           -        -          -        -         -           -            -  (2,205,987)   (2,205,987)
                          -------   ------  ---------   ------   -------      ------       ------   ---------     ---------
 Balance, January 31, 1999  5,000   $    5  9,040,564  $ 9,041 $ 2,565,683 $ 345,267     $(95,000)$(2,576,596)     $248,400
                           ======   ======  =========  ======= =========== =========     ======== ===========      ========

See accompanying notes to consolidated financial statements.

            BioNet Technologies, Inc.
      Consolidated Statements of Cash Flows

                                                          Year Ended January 31,
                                                            1999            1998
Cash flows from operating activities:
  Net income (loss)                                    $   (2,205,987)    $ (440,729)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                 9,837          1,343
   Unrealized (appreciation) depreciation on investments      (69,796)       244,474
   Gain from sale of investments                              (34,194)       (20,797)
   Write off of purchased research costs                    1,475,000              -
   Common stock issued for services                           248,750         14,000
Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts and notes receivable                              -             1,100
      Inventory                                               (11,890)             -
    (Decrease) increase in:
      Accounts payable                                          9,285        (97,600)
      Accrued expenses                                         39,433              -
                                                          -----------      ---------
              Total adjustments                             1,666,425        142,520
                                                          -----------      ---------
  Net cash provided by (used in)
   operating activities                                      (539,562)      (298,209)

Cash flows from investing activities:
   Proceeds from sale of investments                          131,694        173,114
   Advances to affiliate                                         -           (56,100)
   Purchase of fixed assets                                   (32,049)        (1,000)
                                                          -----------      ---------
Net cash provided by (used in) investing activitie             99,645        116,014
                                                          -----------      ---------
Cash flows from financing activities:
   Proceeds from sale of common stock                         197,683         85,961
   Proceeds from stock subscriptions                          150,329              -
   Advances from stockholders                                 108,119         86,819
                                                          -----------      ---------
Net cash provided by (used in) financing activitie            456,131        172,780
                                                          -----------      ---------
Increase (decrease) in cash                                    16,214         (9,415)
Cash and cash equivalents,
 beginning of period                                            1,528         10,943
                                                          -----------      ---------
Cash and cash equivalents,
 end of period                                             $   17,742       $  1,528
                                                           ==========       ========

See accompanying notes to consolidated financial statements.




      BioNet Technologies, Inc.
Consolidated Statements of Cash Flows

                                       Year Ended January 31,
                                            1999            1998
Supplemental cash flow information:
   Cash paid for interest              $      -         $      -
   Cash paid for income taxes          $      -         $      -


See accompanying notes to consolidated financial statements.

BioNet Technologies, Inc.
Notes to Financial Statements

Note 1.  Summary of significant accounting policies.

Organization
The Company was incorporated in the State of Florida on May 22, 1986 as Pratt, Wylce & Lords, Ltd The Company had limited operations from 1988 through 1990 and ceased operations at that time. The Company experienced a change in control and began operations of its present business as of May 31, 1993. The Company was reincorporated in the State of Nevada on August 18, 1993 and during the year ended January 31, 1999 changed its name to BioNet Technologies, Inc.

The Company was in the business of providing financial consulting services for corporate clients. As compensation for these services, the Company received both cash and common stock of the companies to which it provided its services. The Company had elected to be treated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

During January 1997, the Company determined that it was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company negotiated contract termination agreements with all of its active clients which provide for the immediate discontinuance of consulting services. The termination contracts provide that the Company retain as revenue all cash paid to date and that the Company return all or a major portion on common stock issued to it by client companies. Since its cessation of financial consulting activities during January 1997 the Company has carried out administrative functions and has begun liquidating its investment portfolio. The Company is currently seeking new business activities unrelated to the provision of financial services and during the year ended January 31, 1999 has completed a merger with GreenGold International, Inc. and a asset acquisition agreement with Immune Technologies, Inc. (see Note 2,)

Securities valuation
Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the year. Restricted securities and securities for which no public market exist are valued at fair value as determined by the Board of Directors. These securities are initially valued at the price per share provided for in the client company's private sale of its securities. Periodic adjustments to the initial fair value are made when deemed appropriate by the directors based upon intervening events or circumstances that would have a material effect on the Company's ability liquidate the securities. Such intervening events and circumstances would include among others material changes in the client's financial position and results of operations, doubts about the client's ability to continue as a going concern, a petition in bankruptcy, the discovery of a material legal or environmental claim, more recent sales of non-trading securities or the abandonment of plans to complete a registration of the securities for public sale.

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

Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation to certain officers and shareholders as described in Notes 4 and 8.

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date, which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.


Note 2.  Business acquisitions

During June 1998, the Company issued 2,000,000 shares of its restricted common stock to the shareholders of Immune Technologies, Inc. (ITI) in exchange for certain assets of ITI. ITI had been a client of the Company and the Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune to date has been engaged in research and development of technology it hopes to utilize in the diagnosis and treatment of animal diseases.

The assets acquired from ITI consist of cash, inventory and fixed assets aggregating $100,972 at the purchase date. The fair value of the stock issued in the transaction amounted to $1,000,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current year.

During August 1998, the Company agreed to issued 1,900,000 shares of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 80% of the outstanding common stock of Greengold. Greengold to date has been engaged in research and development of technology it hopes to utilize in the recycling and disposal of hog farm waste.

The assets and liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date. The fair value of the stock issued in the transaction amounted to $475,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current year.

Had the above described acquisitions occurred at the beginning of the fiscal year ended January 31, 1999, the Company's results of operations would be as follows:

Revenues                $      -
Net loss                $(2,099,874)
Basic loss per share    $     (.29)


Note 3.  Investments

Common stock of client companies was issued to the Company as payment for its services and was recorded as revenue ratably over the term of the consulting contract. As indicated in Note 1, the Company has completed termination agreements with all of its consulting clients.

At January 31, 1999 the Company had investments in listed common equity securities as follows:

                                                    Historical    Fair
                                           Shares      Cost       Value
Free trading shares:
National Sorbents, Inc.                    88,000    $264,000   $ 99,000
First Nordic                               55,000       5,000       -
                                                     --------   --------
                                                     $269,250   $ 99,000

Fair value of securities as of January 31, 1999 was determined by reference to prices quoted on the NASDAQ OTC Bulletin Board.

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

At January 31, 1998 the Company had investments in common equity securities for which no public market exists as follows:
                                          Historical       Fair
                                 Shares      Cost          Value
Rubicon Sports, Inc.              25,000    $  37,500    $  62,500
Immune Technologies, Inc.         10,000       15,000         -
Casinovations Incorporated        29,100       43,650       72,750
                                           ----------    ---------
                                           $   96,150   $  135,250

The securities of Rubicon Sports, Inc and Casinovations Incorporated were valued at their fair value, which in both cases amounted to $2.50 per share. Both of these companies have continued private offerings of their securities at $2.50 per share during the year ended January 31, 1999. No intervening events or circumstances occurred subsequent to the valuation of these securities that would require an adjustment to their valuation as of January 31, 1999. The shares of Immune Technologies, Inc. have been reduced to a zero value as that company became an inactive shell company as a result of the asset acquisition described in Note 2.

The Company owns less than 15% of outstanding common stock of its former client companies.

During the year ended January 31, 1999, the Company completed the followingtransactions with respect to its portfolio of listed securities:

Sales for cash
                                 Shares      Proceeds      Gain
Players Network, Inc.            25,000     $ 43,282      $  5,782
Coronado Industries, Inc.       100,000     $ 88,412      $ 28,412

During the year ended January 31, 1998, the Company completed the following transactions with respect to its portfolio of listed securities:

Sales for cash
                                 Shares      Proceeds    Gain (Loss)
National Sorbents, Inc.          40,000     $  7,520      $(52,480)
Gaming Ventures, Inc.            13,444     $ 32,988      $ 12,822
Level Best Golf                  48,101     $132,606      $ 60,455


Note 4.  Furniture and equipment

Furniture and equipment consists of the following at January 31, 1999:

  Office equipment                                $ 27,007
  Lab equipment                                     92,757
  Leasehold improvements                            15,100
                                                  --------
                                                   134,864
  Less accumulated depreciation                    (13,049)
                                                  --------
                                                  $121,815

Depreciation expense charged to operations was $9,838 and $1,343 during the years ended January 31, 1999 and 1998 respectively.


Note 5.  Capital share transactions

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exceptions from registration under section 4(2), it could still be liable for recession of the sales if such exceptions were found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken

During the year ended January 31, 1998 the Company issued 329,674 shares of its common stock to a limited investor group for cash aggregating $85,961.Additionally, the Company issued 50,000 shares of its common stock valued at $.25 per share for services provided to the Company.

Additionally, the Company issued 50,000 shares of its common stock valued at $.25 per share for services provided to the Company during the year ended January 31, 1998.

During the year ended January 31, 1999 the Company issued 760,294 shares of its common stock to a limited investor group for cash aggregating $197,683 and collected an additional $150,329 in cash and converted $197,938 of shareholder debt in exchange for subscriptions to its restricted common stock. The subscribed stock will be issued at $.19 per share based in the trading value of the Company's common stock during the subscription period.

Additionally during 1999, the Company issued an aggregate of 3,900,000 shares of its common stock for the acquisitions of ITI and GGC (see
Note 2).

In connection with an employment contract with its president, the Company issued 5,000 shares of its $.001 par value preferred stock at a nominal value of $1.00 per share for services provided by the officer. The shares are convertible into common stock at the rate of 1,000 shares of common stock for each share of preferred stock to be converted. Conversion rights vest to the officer based upon performance goals for the Company as included in the employment contract.

During the year ended January 31, 1999, the first performance goal was attained whereby the Company became obligated to convert 250 shares of the preferred stock into its restricted common stock. The fair value of the common stock at the vesting date amounted to $.50 per share based upon the bid value of the stock. The Company has recorded $125,000 of compensation expense in connection with the vesting of the conversion rights. Additional vesting of the conversion rights will be based upon the maintenance of minimum bid prices of the Company's common stock for a thirty day period at the following levels: 250 shares at $.50, 250 shares at $.75, 250 shares at $1.50, balance of the shares (4,000) 250 shares are convertible for each $.50 increase in the minimum bid price for the thirty day period or upon the Company achieving an annual net profits and annual increases thereof of $.05 per share for each subsequent 250 share preferred stock series. . Subsequent to January 31, 1999, 500 shares of the preferred stock became convertible.

During the year ended January 31, 1999, the Company issued an aggregate of 1,125,000 shares of its common stock as compensation to an officer and others for services performed and to be performed for the Company. The shares were valued at the bid price of the Company's common stock ($.19 per share) at the date that the compensation shares were approved by the Company and the recipients. The value of the compensation shares issued for future services amounted to $95,000 and has been shown in the accompanying financial statements as unearned services, a reduction of stockholders' equity. This amount will be recorded as expense during the year ended January 31, 2000.


Note 6.  Commitments

The Company has entered into an operating lease for its office and research facility which calls for annual rental payments aggregating $19,200. The lease term extends through June 30, 2003. Minimum annual rental payments under the lease are as follows for the years ended January 31, 2000 through 2003: 2000 - $19,200; 2001 - $19,200; 2002 -
$19,200, 2003 - $8,000.

Rent expense amounted to $14,558 and $5,590 for the years ended January 31, 1999 and 1998, respectively.

The Company has entered into an employment agreement with its president which provides for annual compensation and benefits aggregating
$153,000 for the year ended January 31, 2000 and $168,000 annually thereafter through 2003.


Note 7. Income taxes

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

The Company currently has net tax operating loss carryforwards aggregating approximately $2,800,000 which expire beginning in 2008. The principal difference between the Company's book operating losses and income tax operating losses results from recognition of unrealized gains or losses on securities owned for financial statement purposes. The deferred tax asset resulting from the operating loss carryforward described above (approximately $952,000) has been fully reserved. The increase in the reserve during the year ended January 31, 1999 amounted to approximately $665,000.


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

In connection with the employment agreement disclosed in Note 6, the Company's president was granted options to purchase 750,000 shares of the Company's common stock at an exercise price of $.19 per share, the fair value of the common stock at the date of the agreement. The option is exercisable for a five year period. The Company has not recorded compensation expense in connection with the option grant.

The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:


Market value                  $2.50
Expected life in years            5
Interest rate                   6.5%
Volatility                       10%           10.00%
Dividend yield                 0.00%            0.00%

Stock based compensation costs would have increased pretax losses by $23,340 ($.00 per share) 1999 if the fair value of the options granted during the year had been recognized as compensation expense.


Note 9. Related Party Transactions.

During the years ended January 31, 1999 and 1998, the Company's former president who is currently a major shareholder of the Company made working capital advances to the Company of $108,119 and $86,819, respectively. The shareholder has agreed to convert the balance due to him at January 31, 1999 into shares of the Company's restricted common at a conversion rate of $.19 per share. The stock price represents the trading bid price of the Company's common stock as of the date the conversion was approved by the Company's Board of Directors.

(b)    List of Exhibits

          The following exhibits are filed with this report:

(2) Articles of Incorporation incorporated by reference to Form 10SB File Number 0-25792
(2.1) Articles of Merger incorporated by reference to Form 10SB, File
       Number 0-25792
(2.2) Bylaws incorporated by reference to Form 10SB, File Number 0-
       25792
(3) Common Stock Certificate incorporated by reference to Form 10SB, File Number 0-25792
(6) Consulting Agreement with Applied Cellular Technology (formerly Axcom Information Technology, Inc.) incorporated by reference to Form 10SB, File Number 0-25792
(6.1) Consulting Agreement with Level Best Golf, Inc. incorporated by reference to Form 10SB, File Number 0-25792
(6.2) Consulting Agreement with Sports Legends, Inc. incorporated by reference to Form 10SB, File Number 0-25792
(6.3) Consulting Agreement with Gaming Venture Corp. USA incorporated by reference to Amendment 1 to Form 10SB, File Number 0-25792 (6.4) Consulting Agreement with Grand Slam Licensing, Inc. incorporated by reference to Form 10SB, File Number 0-25792
(6.5) Consulting Agreement with Trinity Works, Inc. incorporated by reference to Amendment 1 to Form 10SB, File Number 0-25792
(6.6) Consulting Agreement with Players Network incorporated by reference to Amendment 2 to Form 10SB, File Number 0-25792
(6.7) Consulting Agreement with National Sorbents, Inc. incorporated by reference to Amendment 2 to Form 10SB, File Number 0-25792
(6.8) Consulting Agreement with Federated Financial Services, Inc.
       incorporated by reference to Amendment 2 to Form 10SB, File
        Number 0-25792
(12) 1995 Non-Statutory Stock Option Plan incorporated by reference to Amendment 3 to Form 10SB, File Number 0-25792


 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 25, 1999         Bionet Technologies, Inc..

                                 /s/ L. Alan Schafler
                                 ------------------------------------
                                 By: L. Alan Schafler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ L. Alan Schafler                                            8/25/99
------------------------
L. Alan Schafler
President and Director
(Principal Executive, Financial and Accounting)

/s/ Erich Schmid                                                8/25/99
------------------------
Erich Schmid
Director


/s/ James Yanai                                                 8/25/99
------------------------
James Yanai
Director