Form 10QSB
period 1999-04-30
BIONET TECHNOLOGIES INC
filed 1999-09-20
CIK 799723

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file
such filing requirements for the past thirty days.Yes    x      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

9,040,564 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes                   No  x

PART I:   Financial Information

ITEM 1 - Financial statements
ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II: Other Information
ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

                BioNet Technologies, Inc.
                Consolidated Balance Sheet
                      April 30, 1999

                               ASSETS

Current assets:
  Cash and cash equivalents                                 $    9,374
  Trading securities                                           149,750
  Inventory                                                     11,890
                                                             ---------
      Total current assets                                     171,014

Property and equipment, at cost, net of
  accumulated depreciation of $19,049                          102,775

Other assets                                                    30,601
                                                             ---------
                                                              $304,390
                                                             =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $   78,516
  Accrued expenses                                              53,429
                                                             ---------
      Total current liabilities                                131,945


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding                                5

 Common stock, no par value,
  75,000,000 shares authorized,
  9,040,564 shares issued and outstanding                        9,041
 Additional paid in capital                                  2,565,683
 Subscriptions to common stock                                 552,022
 Unearned services                                             (47,500)
 Accumulated deficit                                        (2,906,806)
                                                            ----------
                                                               172,445
                                                            ----------
                                                              $304,390
                                                            ==========


See accompanying notes to consolidated financial statements.

              BioNet Technologies, Inc.
        Consolidated Statements of Operations

                                                      Three Months Ended
                                                         April 30,
                                                      1999           1998

Revenues                                            $    -          $    -

Costs and expenses
  General and administrative                          263,140          42,261
                                                    ---------       ---------
(Loss) from operations                               (263,140         (42,261)

Other income and (expense):
  Gain (loss) realized from sale of investments       (44,500)         31,156
  Unrealized gain (loss) on investments               (22,000)         56,600
  Interest espense                                       (570)           -
                                                    ---------       ---------
                                                      (67,070)         87,756

(Loss) before income taxes                           (330,210)         45,495
Provision for income taxes                               -               -
                                                    ---------       ---------
Net income (loss)                                  $ (330,210)     $   45,495
                                                   ==========      ==========

Basic earnings (loss) per share:
 Net income (loss)                                 $    (0.04)     $     0.01

 Weighted average shares outstanding                 9,040,564       3,287,337





See accompanying notes to consolidated financial statements.

                BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows

                                                       Three Months Ended
                                                            April 30,
                                                       1999            1998
Net cash provided by (used in)
   operating activities                              $ (232,562)     $  (17,302)

Cash flows from investing activities:
   Proceeds from sale of investments                     18,000          58,156
   Advances to affiliate                                   -            (56,100)
   Purchase of fixed assets                                (561)           -
                                                      ---------        --------
Net cash provided by (used in) investing activities      17,439           2,056

Cash flows from financing activities:
   Proceeds from sale of common stock                      -              1,550
   Proceeds from stock subscriptions                    206,755               -
   Advances from stockholders                              -             16,151
                                                       --------         -------
Net cash provided by (used in) financing activities     206,755          17,701

Increase (decrease) in cash                              (8,368)          2,455
Cash and cash equivalents,
 beginning of period                                     17,742           1,528
                                                       --------         -------
Cash and cash equivalents,
 end of period                                        $   9,374       $   3,983
                                                       ========         =======


See accompanying notes to consolidated financial statements.

BioNet Technologies, Inc.
Notes to Unaudited Financial Statements
30-Apr-99

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10-K for the year ended January 31, 1999.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.


Investments

At April 30, 1999 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250          -
Immune Technologies, Inc.          10,000    15,000          -
National Sorbents, Inc.            88,000   264,000     77,000
Advanced Sterilizer Technology     10,000    15,000          -
Casinovations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000          -
First Nordic                       55,000     5,000          -
                                          ---------  ---------
                                           $362,900   $149,750

Fair value of National Sorbents Inc. and Coronado Industries as of April 30, 1999 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities are based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the three months ended April 30, 1999, the Company received net proceeds from the sale of investment securities aggregating $18,000 and recorded losses from the transactions aggregating $44,500.

During the three months ended April 30, 1999, the Company received gross proceeds from the sale of stock subscriptions aggregating $206,755.

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

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures.   The Company can
meet its short term cash flow needs from the sale of investment securities ($41,438 for the six months ended July 31, 1999) and the
proceeds from stock subscriptions of $556,755.   In the long term, the
Company shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.    The Company is not currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the three months ended April 30, 1999, the Company received proceeds from the sale of investments of $18,000 and purchased fixed assets of $561. This resulted in net cash provided by investing activities of $17,439 for the three months ended April 30, 1999.

For the three months ended April 30, 1998, the Company received proceeds from the sale of investments of $58,156. The Company made advances to an affiliate of $56,100 resulting in net cash provided by investing activities of $2,056 for the three months ended April 30, 1998.

For the three months ended April 30, 1999, the Company received from
stock subscriptions of $206.   This resulted in net cash provided by
financing activities of $206,755 for three months ended April 30, 1999.

During the three months ended April 30, 1998, the Company received net cash proceeds of 6,200 from the sale of its common stock and received
advances from ashareholder of $16,151.    This resulted in net cash
provided by financing activities of $22,351 for the three months ended April 30, 1998.

Results of Operations.   For the three months ended April 30, 1999, the
Company did not receive any revenue due to the cessation of previous operations and the subsequent acquisitions of Immune and Greengold.
The Company had general and administrative expenses of $263,140 for the three months ended April 30, 1999 which consisted primarily of salaries and wages of $89,723, legal of $7,026, accounting of $6,726, travel of $20,081, advertising of $1,025, insurance of $14,605, consulting of $73,294, moving expense of $3,866, rent of $5,020, research and development of $18,757 and other expenses of $23,017.

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

Impact of Year 2000.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the
applicable year.   Any of the Company's computer programs that have
time-sensitive software may recognize a date using 000 as the year 1900 rather than the year 2000.

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

BioNet Technologies, Inc.
(formerly Pratt Wylce & Lords, Ltd.)

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

None

(b)  Reports on Form 8-K
None



                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 20, 1999



/s/ L. Alan Schafler
L. Alan Schafler, President