Form 10QSB
period 1999-07-31
BIONET TECHNOLOGIES INC
filed 1999-09-20
CIK 799723

                    UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION

                 Washington, D.C.  20549

                    FORM  10-QSB
[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)
         OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
         For  the  Quarter  ended July 31, 1999

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

PART I

Item 1.  Financial Statements:

BioNet Technologies, Inc.
                Consolidated Balance Sheet
                       July 31, 1999

                          ASSETS

Current assets:
  Cash and cash equivalents                        $     107,853
  Trading securities                                     138,750
  Inventory                                               11,890
                                                   -------------
      Total current assets                               258 493

Property and equipment, at cost, net of
  accumulated depreciation of $25,049                    100,939

Other assets                                              31,353
                                                   -------------
                                                        $390,785
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $      63,004
  Accrued expenses                                        55,943
                                                   -------------
      Total current liabilities                          118,947


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding                          5

 Common stock, no par value,
  75,000,000 shares authorized,
  9,040,564 shares issued and outstanding                  9,041
 Additional paid in capital                            2,565,683
 Subscriptions to common stock                           902,022
 Accumulated deficit                                  (3,204,913)
                                                     -----------
                                                         271,838
                                                     -----------
                                                        $390,785



See accompanying notes to consolidated financial statements.

              BioNet Technologies, Inc.
        Consolidated Statements of Operations

                                                          Three Months Ended          Six Months Ended
                                                              July 31,                    July 31,
                                                           1999          1998          1999          1998
Revenues                                               $     -       $     -       $     -       $     -

Costs and expenses
  General and administrative                             310,190       153,679       573,330       195,940
  Charge off of acquired research and development cost      -          978,828          -          978,828
                                                       ---------      --------     ---------     ---------
(Loss) from operations                                  (310,190)  (1,132,507)      (573,330)   (1,174,768)

Other income and (expense):
  Gain (loss) realized from sale of investments           23,438        5,796        (21,062)       36,952
  Unrealized gain (loss) on investments                  (11,000)     (54,615)       (33,000)        1,985
  Interest espense                                          (355)        -              (925)         -
                                                       ---------      --------     ---------     ---------
                                                          12,083      (48,819)       (54,987)       38,937   3

(Loss) before income taxes                              (298,107)  (1,181,326)      (628,317)   (1,135,831)
Provision for income taxes                                  -            -              -             -
                                                       ---------      --------     ---------     ---------

Net income (loss)                                      $(298,107) $(1,181,326)     $(628,317) $(1,135,831)


Basic earnings (loss) per share:
 Net income (loss)                                     $   (0.33)    $  (0.30)     $   (0.07)    $  (0.31)

 Weighted average shares outstanding                   9,040,564    3,956,070      9,040,564     3,621,703


See accompanying notes to consolidated financial statements.

                BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows

                                                                 Six Months Ended
                                                                     July 31,
                                                               1999            1998

  Net cash provided by (used in)
   operating activities                                   $   (503,378)       $ (123,321)

Cash flows from investing activities:
   Proceeds from sale of investments                            41,438            71,220
   Advances to affiliate                                          -              (23,700)
   Purchase of fixed assets
Net cash provided by (used in) investing activities             (4,704)                -
                                                           -----------          ---------
                                                                36,734            47,520
Cash flows from financing activities:
   Proceeds from sale of common stock                             -                1,550
   Proceeds from stock subscriptions                           556,755              -
   Advances from stockholders                                     -               77,150
                                                           -----------          --------
Net cash provided by (used in) financing activities            556,755            77,700

Increase (decrease) in cash                                     90,111             2,899
Cash and cash equivalents,
 beginning of period                                            17,742             1,528
                                                            ----------          --------
Cash and cash equivalents,
 end of period                                            $   107,853         $    4,427





See accompanying notes to consolidated financial statements.




Bio Net Technologies, Inc.
Notes to Unaudited Financial Statements
31-Jul-99

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


Investments

At July 31, 1999 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250          -
Immune Technologies, Inc.          10,000    15,000          -
National Sorbents, Inc.            88,000   264,000     66,000
Advanced Sterilizer Technology     10,000    15,000          -
Casinovations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000          -
First Nordic                       55,000     5,000          -
                                          ---------  ---------
                                           $362,900   $138,750

Fair value of National Sorbents Inc. and Coronado Industries as of April 30, 1999 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities is based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the six months ended July 31, 1999, the Company received net proceeds from the sale of investment securities aggregating
$41,438 and recorded losses from the transactions aggregating
$21,062.00

During the six months ended July 31, 1999, the Company received gross proceeds from the sale of stock subscriptions aggregating
$556,755.00






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

For the six months ended July 31, 1999, the Company received proceeds from the sale of investments of $41,438 and purchased fixed assets of $4,704. This resulted in net cash provided by investing activities of $36,734 for the six months ended July 31, 1999.

For the six months ended July 31, 1998, the Company received proceeds from the sale of investment securities of $71,220 and made advances of
$23,700 to an affiliate.   This resulted in net cash provided by
investing activities of $47,520 for the six months ended July 31, 1998.

For the six months ended July 31, 1999, the Company received stock
subscriptions of $556,755.   This resulted in net cash provided by
financing activities of $556,755 for six months ended July 31, 1999.

For the six months ended July 31, 1998, the Company received proceeds from the sale of common stock of $1,550 and advances from stockholders of $77,150 resulting in net cash provided by financing activities of $78,700.

Results of Operations.   For the six months ended July 31, 1999, the
Company did not receive any revenue due to the cessation of previous operations and the subsequent acquisitions of Immune and Greengold.
The Company had general and administrative expenses of $573,330 for the six months ended July 31, 1999 which consisted primarily of salaries and wages of $139,259, legal of $11,987, accounting of $12,194, travel of $27,975, advertising of $1,685, insurance of $24,428, consulting of
$203,621, moving expense of $3,089, rent of $18,611, research and development of $74,619 and other expenses of $55,862.

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

Date:     September 20, 1999


               /s/ L. Alan Schafler, President
               --------------------------------
               L. Alan Schafler, President

