Form 10QSB
period 1999-10-31
BIONET TECHNOLOGIES INC
filed 2000-01-13
CIK 799723

                    UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the Quarter ended October 31, 1999

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

10,157,296 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes         No  x

PART I:          Financial Information



     ITEM 1  -  Financial statements
     ITEM 2  -  Management's' discussion and analysis of financial condition and results of operations

PART II:          Other Information
     ITEM 6  -  Exhibits and Reports on Form 8-K

PART  I

Item 1. Financial Statements:

              BioNet Technologies, Inc.
              Consolidated Balance Sheet
                   October 31, 1999
                       (Unaudited)

                        ASSETS

Current assets:
  Cash and cash equivalents                             $     86,909
  Trading securities                                         127,750
  Inventory                                                   11,890
                                                         -----------
      Total current assets                                   226,549

Property and equipment, at cost, net of
  accumulated depreciation of $25,049                        103,272

Other assets                                                  34,043
                                                          ----------
                                                          $  363,864
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $   72,086
  Accrued expenses                                            52,303
                                                          ----------
      Total current liabilities                              124,389


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding                               5

 Common stock, no par value,
  75,000,000 shares authorized,
  10,157,296 shares issued and outstanding                     10,157
 Additional paid in capital                                 2,963,155
 Subscriptions to common stock                                728,434
 Unearned services                                               -
 Accumulated deficit                                       (3,462,276)
                                                          -----------
                                                              239,276
                                                          -----------
                                                          $   363,864


See accompanying notes to consolidated financial statements.

             BioNet Technologies, Inc.
       Consolidated Statements of Operations
                 (Unaudited)

                                                   Three Months Ended          Nine Months Ended
                                                    October 31,                 October 31,
                                                     1999          1998           1999          1998

Revenues                                            $      -       $     -        $    -       $     -

Costs and expenses
  General and administrative                            247,989       196,776       821,319       392,716
  Charge off of acquired research and development costs    -          476,358          -        1,455,186
                                                    -----------     ---------      --------    ----------
(Loss) from operations                                 (247,989)     (673,134)     (821,319)   (1,847,902)

Other income and (expense):
  Gain (loss) realized from sale of investments            -           (1,517)      (21,062)       35,435
  Unrealized gain (loss) on investments                 (11,000)        7,593       (44,000)        9,578
  Interest income                                         1,626          -            1,626          -
  Interest espense                                         -             -             (925)         -
                                                    -----------     ---------      --------    ----------
                                                         (9,374)        6,076       (64,361)       45.013

(Loss) before income taxes                             (257,363)     (667,058)     (885,680)   (1,802,889)
Provision for income taxes                                 -             -             -             -
                                                    -----------     ---------      --------    ----------
Net income (loss)                                   $  (257,363)   $ (667,058)    $(885,680)  $(1,802,889)


Basic earnings (loss) per share:
 Net income (loss)                                  $    (0.03)    $     -        $   (0.10)    $   (0.34)

 Weighted average shares outstanding                  9,578,240     7,208,949     9,308,678      5,301,824


See accompanying notes to consolidated financial statements.

            BioNet Technologies, Inc.
      Consolidated Statements of Cash Flows
                  (Unaudited)

                                                         Nine Months Ended
                                                            October 31,
                                                        1999            1998

  Net cash provided by (used in)
   operating activities                            $   (746,969)    $  (303,400)

Cash flows from investing activities:
   Proceeds from sale of investments                     41,438          71,220
   Purchase of fixed assets                              (7,057)        (18,812)
                                                   ------------      ----------
Net cash provided by (used in) investing activities      34,381          52,408


Cash flows from financing activities:
   Proceeds from sale of common stock                      -               1,550
   Proceeds from stock subscriptions                    781,755          160,965
   Advances from stockholders                              -             147,151
                                                   ------------       ----------
Net cash provided by (used in) financing activities     781,755          309,666
                                                   ------------       ----------

Increase (decrease) in cash                              69,167           58,674
Cash and cash equivalents,
 beginning of period                                     17,742            1,528
                                                   ------------       ----------
Cash and cash equivalents,
 end of period                                     $     86,909       $   60,202




See accompanying notes to consolidated financial statements.

Bio Net Technologies, Inc.
Notes to Unaudited Financial Statements
October 31, 1999

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


Investments

At October 31, 1999 the Company had investments in common
equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250       -
Immune Technologies, Inc.          10,000    15,000       -
National Sorbents, Inc.            88,000   264,000     55,000
Advanced Sterilizer Technology     10,000    15,000       -
Casinovations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000       -
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $362,900   $127,750

Fair value of National Sorbents Inc. as of October 31, 1999 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities is based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the nine months ended October 31, 1999, the Company received net proceeds from the sale of investment securities aggregating $41,438 and recorded losses from the transactions aggregating $21,062.

During the nine months ended October 31, 1999, the Company received gross proceeds from the sale of stock subscriptions aggregating $781,755. Additionally, the Company issued an aggregate of 1,116,732 shares of common stock representing $398,588 of the subscriptions received.

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

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures.   The Company can
meet its short term cash flow needs from the sale of investment securities ($41,438 for the nine months ended October 31, 1999) and the
proceeds from stock subscriptions of $781,755.   In the long term, the
Company shall utilize the sale of its investment securities to meet its cash flow needs until the Company can implement it s new business plan.

Going Concern.    The Company is not currently delinquent on any of its
obligations even though the Company has ceased to generate revenue from its consulting services.

For the nine months ended October 31, 1999, the Company received the proceeds from the sale of investment securities of $41,438 and purchased fixed assets of $7,057 resulting in net cash provided by investing activities of $34,381.

For the nine months ended October 31, 1998, the Company received proceeds from the sale of investments of $71,220 and purchased fixed assets of $18,812. This resulted in net cash provided by investing activities of $52,408 for the nine months ended October 31, 1998.

For the nine months ended October 31, 1999, the Company received proceeds from stock subscriptions of $781,755 resulting in net cash provided by financing activities of $781,755.

For the nine months ended October 31, 1998, the Company received from the sale of common stock of $1,550 and proceeds from stock subscriptions of $160,965. Additionally, the Company received advances of $147,151 from stockholders for the nine months ended October 31,
1998.   This resulted in net cash provided by financing activities of
$309,666 for the nine months ended October 31, 1998.


Results of Operations:

For the nine months ended October 31, 1999, the Company did not receive any revenue due to the cessation of previous operations and the
subsequent acquisitions of Immune and Greengold.   The Company had
general and administrative expenses of $821,319 for the nine months ended October 31, 1999 which consisted primarily of salaries and wages of $184,259, legal of $33,464, accounting of $16,884, travel of $48,374, advertising of $1,720, telephone of $6,845, insurance of $41,129, consulting of $260,836, moving expense of $3,089, rent of $23,411, maintenance of $18,755, research and development of 80,619, other expenses of $82,934 and depreciation and amortization expenses of $18,000.

For the nine months ended October 31, 1998, the Company did not receive
any revenue due to the cessation of previous operations.   The Company had
general and administrative expenses of $392,716 for the nine months ended October 31, 1998 which consisted primarily of salaries and wages of $181,727, legal of $2,423, accounting of $10,975, travel of $16,130, advertising of $890, telephone of $4,545, insurance of $29,928, consulting of $67,900, moving expense of $18,489, rent of $6,133 and other expenses of $52,235

Plan of Operation.   During January 1997, the Company determined that it
was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company negotiated contract termination agreements with all of its active clients that provide for the immediate discontinuance of consulting services.
The termination contracts provide that the Company retains as revenue all cash paid to date and that the Company returns all or a major portion of common stock issued to it by client companies.

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

As of the date of this filing, the Company has not experienced any impact from the Year 2000 issue.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     None

(b)  Reports on Form 8-K
     None

                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     January 12, 2000



               ----------------------------
               L. Alan Schafler, President