Form 10KSB
period 2000-01-31
BIONET TECHNOLOGIES INC
filed 2000-05-30
CIK 799723

                       FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 1/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 0-25792

               Bionet Technologies, Inc.
        (Formerly Pratt, Wylce & Lords, Ltd.
         Exact name of Registrant as specified in its charter)

NEVADA                       541990                      84-1247085
(State or other   (Primary Standard Industrial    (I.R.S. Employer
jurisdictions       Classification Code Number)  Identification number)
of incorporation
or organization

            1070 East Indian Town Road, Suite 208-210
                        Jupiter, Florida                       33477
 (Address of principal executive offices)                    (Zip Code)

                       Telephone:  (561) 745-1949
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

The Company's revenues for its most recent fiscal year were $0.00. As of January 31, 2000, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,827,957.

The number of shares outstanding of Company's class of common stock, as of January 31, 2000 was 11,711,606 shares of its $.001 par value common stock.

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

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

Organizational History.   Bionet was incorporated in the State of
Florida on May 22, 1986 using the name Global Wrestling Alliance, Inc. Bionet was authorized to issue 75,000,000 common shares at $.0001 par
value.    Bionet had limited operations from 1988 through 1990 and
ceased operations at that time.   Bionet experienced a change in
control and pursuant to Articles of Amendment on May 31, 1993, the name of the corporation was changed to Pratt, Wylce & Lords, Ltd. and a One
for One Hundred reverse stock split was effectuated.   Bionet was
reincorporated in the State of Nevada on August 18, 1993.   Pursuant to
the Articles of Merger filed to change the our domicile, Bionet is authorized to issue 75,000,000 common shares at $.001 par value and as of December 31, 1998 there were 3,204,270 common shares outstanding. In 1998, the name of Bionet was changed to Bionet Technologies, Inc. to more accurately reflect the nature of its proposed business.

The previous business objective of Bionet was to provide consulting services which assist the client-company in becoming a publicly traded company. Since its cessation of financial consulting activities, Bionet has carried out administrative functions and has begun liquidating its investment portfolio. Bionet is currently seeking new business activities unrelated to the provision of financial services.

Due to the ratio of the securities received as partial compensation from its client companies to assets, Bionet registered as a Business
Development Company.   Upon termination of its consulting activities
and cessation of receipt of any securities for services and due to its current and proposed activities, Bionet ceased to be a Business Development Company on November 6, 1998 upon filing Form N-54C under the Act.

Bionet provides the management control and oversight, maintains operating systems and provides the capital necessary to operate each
division and subsidiary.   Bionet also coordinates the
interrelationship between the various divisions and subsidiaries. Bionet provides management oversight, establishes controls and maintains operating systems.

During the years ended January 31, 1997 and 1998, Bionet made working capital advances to Immune Technologies, Inc. (Immune), a former client company, amounting to $79,800. The business of Immune consists of research and development and marketing of products based on new technology for the prevention and related therapy of infectious diseases in animals.

In June 1998 Bionet entered into a purchase and sale agreement with Immune whereby Bionet would purchase assets of Immune consisting primarily of accounts receivable, furniture, equipment and intangible assets. The purchase price paid consisted of 2,000,000 shares of
Bionet's common stock and the cash advances made.   The 2,000,000
common shares were distributed to Bionet shareholders.

The business of Immune consists of research and development and marketing of products based on new technology for the prevention and
related therapy of infectious diseases in animals.   To date, no
revenues have been received from Immune's operations.

During August 1998, Bionet agreed to issue 1,900,000 shares of its restricted common stock to the shareholders of Greengold Corporation (Greengold) in exchange for 100% of the outstanding common stock of
Greengold.   Greengold, to date, has been engaged in research and
development of technology that it hopes to utilize in the recycling and disposal of animal waste with the first application being hog waste. Additional applications of its technology are in the treatment of industrial and municipal water and waste treatment facilities. The assets and liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date. The fair value of the stock issued in the transaction amounted to $475,000. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by Bionet and has been charged to expense during the current quarter.

GreenGold International is a subsidiary of Bionet.   Greengold, to
date, has been engaged in research and development of technology that will be utilized in the recycling and disposal of animal waste with the
first application being hog waste.   Additional applications of its
technology are in the treatment of industrial and municipal water and
waste treatment facilities.    To date, no revenues have been received
from GreenGold's operations.

Greengold has not yet begun any revenue generating operations.   Bionet
is currently evaluating and attempting to resolve a dispute with an officer of Greengold regarding its proprietary rights and may pursue actions that include but are not limited to litigation to resolve its rights regarding Greengold.

Immune Technologies and GreenGold each have their own executive structure but the management of all divisions and subsidiaries is responsible to Mr. Schafler, the president of Bionet.

Competition.     Any proposed business of Bionet could be very
competitive.   Bionet will encounter competition in its chosen business
who are already offering, or will in the future offer, the same or similar products services as those which may be offered by Bionet. Entities with greater established financial resources and contacts than Bionet may be competitors in Bionet's chosen business industries.
They may develop marketing strategies that are competitive with or superior to Bionet's products and/or services or which can be marketed more effectively.

Federal and/or State Regulation.   Bionet is not subject to any federal
or state regulations regarding its services or proposed activities. However, Bionet files required reports under Section 12g of the Securities Act of 1934.

Employees.   Bionet has currently has only one full time employee and
no part time employees.   Mr. Schafler is the key employee and handles
almost all of the administrative functions.   Bionet shall employ
additional individuals as required.

Seasonal Nature of Business Activities.   Bionet's business activities
are not seasonal.   The business activities of Bionet's subsidiary may
be seasonal in the future.

Seasonal Nature of Business Activities.   The Company's business
activities are not seasonal.   The business activities of the Company's
subsidiary may be seasonal in the future.

ITEM 2.  PROPERTIES.

The Company leases office space at 1070 East Indian Town Road, Suite 208-210, Jupiter, Florida 33477. The Company has entered into an operating lease for its office and research facility that calls for annual rental payments aggregating $29,200. The lease term extends through the year 2006. Minimum annual rental payments under the lease are as follows for the years ended January 31, 2001 through 2006: 2001
- $29,200; 2002 - $30,200: 2003 - $19,000; 2004 - $11,000; 2005 -
$11,000: 2006 - $1,000.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended January 31, 2000, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.  The Company's Common Stock is traded on the OTC
Bulletin Board under the symbol  "BNTK".   The following table sets
forth the bid quotations for the Company's Common Stock for each quarter of the last two fiscal years, as reported by the OTC Bulletin Board. The Company's market makers are Herzog Securities, Olsen Payne Company, Sharpe Capital, Inc., Hill Thompson Securities, Knight Securities, M.H. Myerson, Wien Securities Corp., FLTT, and North American Institutional Brokers. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended                  Bid Price
                            High            Low
1/31/00                     .360            .200
10/31/99                    .312            .312
7/31/99                      .625             .625
4/30/99                      .562             .562
1/31/99                     1.125             .937
10/31/98                      .25             .25
7/31/98                      .437             .375
4/30/98                      .375             .375

The Company's common stock commenced trading on the over-the-counter market in October 1996. Prior to that time, there was no market for the securities of the Company.

Holders.     The approximate number of holders of record of the
Company's $.001 par value Common Stock, as of January 31, 2000, was
916.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.   Due to its change in business, Bionet
no longer operate on revenues from its consulting fee income.
During June, 1998, Bionet issued 2,000,000 restricted Common
Shares to Immune Technologies, Inc. (Immune) in exchange for certain
assets of Immune.   Immune had been a client of Bionet and the
Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune, to date, had been engaged in research and development of technology that it hopes to utilize in the diagnosis and treatment of
animal diseases.   The assets acquired from Immune consist of cash,
inventory and fixed assets aggregating $100,972 at the purchase date.

During August 1998, Bionet issued 1,900,000 of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 80% of the outstanding common stock of
Greengold.   Greengold, to date, has been engaged in research and
development of technology that it hopes to utilize in the recycling and disposal of animal waste with the first application being hog waste. Additionally applications of its technology are in the treatment of
industrial and municipal water and waste treatment facilities.   The
assets and liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date.

The Company will have to seek equity or debt financing to continue operations regarding its new acquisitions.

Capital Resources and Source of Liquidity.    The Company currently
has no material commitments for capital expenditures.   The Company
can meet its short term cash flow needs from the proceeds from the sale of common stock ($1,355,336 for the year ended January 31, 2000).

In the long term, the Company shall utilize the continued sale of its securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.    The Company is not currently delinquent on any of
its obligations even though the Company has not received any revenues from its division or subsidiary.

For the year ended January 31, 2000, the Company purchased fixed assets of $8,095. This resulted in net cash used in investing activities of $8,095 for the year ended January 31, 2000.

For the year ended January 31, 1999, the Company received proceeds from the sale of investments of $131,694 and purchased fixed assets of $32,049. This resulted in net cash provided by investing activities of $99,645 for the year ended January 31, 1999.

For the year ended January 31, 2000, the Company received proceeds from the sale of common stock of $1,355,336. This resulted in net cash provided by financing activities of $1,355,336 for year ended January 31, 2000.

For the year ended January 31, 1999, the Company received from the sale of common stock of $197,683, proceeds from stock subscriptions of
$150,329 and advances from stockholders of $108,119.   This resulted
in net cash provided by financing activities of $456,131 for year ended January 31, 1999.

Results of Operations.   For the year ended January 31, 2000, the
Company did not receive any revenue due to lack of operations of its
division, Immune and subsidiary, Greengold.   The Company had general
and administrative expenses of $1,727,948 for the year ended January 31, 2000 which consisted primarily of salaries and wages of $901,734, professional fees of $61,302, travel of $83,249, advertising of $12,458, telephone of $10,959, maintenance of $17,064, insurance of $69,283, consulting of $383,240, moving expense of $882, rent of
$28,873 and other expenses of $95,391.   The Company also had
depreciation and amortization of $19,157 and research and development costs of $44,356 for the year ended January 31, 2000.

Salaries increased substantially due to the issuance of stock as partial compensation but actual cash compensation was not materially different.

Travel increase substantially due to the efforts of the Company to raise additional capital to fund ongoing operations.

Consulting expenses increased due to the issuance of stock for outside services involved in the Company's financing efforts.

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

Plan of Operation.

The Company intends to receive revenues through its division.   Bionet
has already begun to generate revenues through advertising and participation in retail sales on its website. Bionet expects to begin generating revenues from its divisions IMOD product line.

Bionet expects neither expenses nor income from any Greengold operations until the conflict regarding the Greengold proprietary technology is resolved.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 10.

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





ITEM 10.   EXECUTIVE COMPENSATION

                                                                       Long Term Compensation
                                         Annual Compensation           Awards           Payouts
 (a)       (b)           (c)          (d)       (e)      (f)     (g)    (h)               (i)
                                               Other                                      All
Name                                           Annual Restricted(1)     LTIP             Other
and                                           Compen-   Stock  Options/ Pay-            Compen-
Principal              Salary        Bonus    sation    Awards  SARs    Outs             sation
Position       Year      ($)          ($)       ($)       ($)   ($)     ($)               ($)
Alan Schafler  2000    $190,500                 (2)      $47,500
President,     1999    $119,623                 (2)      $47,500
Treasurer
Chief Financial
  Officer

(1) Mr. Schafler received stock for services valued at $47,500 in 1999 and $47,500 in 2000.

(2)Mr. Schafler had an $80,000 loan against stock that was forgiven in 2000. Mr. Schafler received 5,000 preferred shares and preferred stock conversion rights vesting during 1999 valued at $273,438 and valued at $125,000 vesting during 1998.

No other officer has received compensation in the last year.

The Company has entered into an employment agreement with Mr.
Schafler, its president dated December 28, 1998, which provides for annual compensation and benefits aggregating $168,000 through 2003.

In connection with the employment agreement, Mr Schafler was granted options to purchase 750,000 shares of the Company's common stock at an exercise price of $.19 per share, the fair value of the common stock (based on the closing bid price for the Company's common stock) at the date specified for the option grant (March 26, 1998) as previously approved by the Company's Board of Directors. The option is exercisable for a five-year period.

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

Timothy Miles
#9 Niblick
Hilton Head Island, SC 29938      1,918,604              17.61%

Paul Skillicorn
Rt. 1, Box 440
Snow Hill, NC 28580                 760,608               6.98%


William Spira
14221 Park Avenue South
Burnsville, MN 55337                760,608              6.98%

All Directors & Officers
as a group (3 persons)              500,000              4.59%

The above assumes exercise of outstanding options.


In December 1998, Bionet issued Erich Schmidt and James Yanai, directors, each an option to purchase 10,000 common shares at $.25 per common shares. The option period is for three years from December, 1998.

Options.   Bionet has issued Dexter Thompson, a non-affiliate an option to purchase 9,000 common shares at $.437 per common share. The option vests in three equal installments annually beginning April 5, 2000.

Bionet has issued Anthony Bertrami, a non-affiliate, an option to purchase 20,000 common shares at $.25 per common shares. The option period is for three years from December, 1998.

Bionet has issued Clint Clark, a non-affiliate an option to purchase 10,000 common shares at $.25 per common shares. The option period is for two years from May 30, 1997.

These option were issued pursuant to Section 4(2) of the Act. These option holders are sophisticated investors who have an ongoing relationship with Bionet.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended January 31, 1999 and 1998, the Company's former president, Timothy Miles, who is currently a major shareholder of the Company made working capital advances to the Company of $108,119 and $86,819, respectively. Mr. Miles has agreed to convert the balance due to him at January 31, 1999 into shares of the Company's restricted common at a conversion rate of $.19 per share. The stock price represents the trading bid price of the Company's common stock as of the date the conversion was approved by the Company's Board of Directors. The shares were issued to the former officer during March 2000.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors...............................10
Consolidated Balance Sheet..........................................11
Consolidated Statement of Operations................................12
Consolidated Statement of Stockholder's Equity......................13
Consolidated Statement of Cash Flows................................14
Notes to Financial Statements.......................................16

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
BioNet Technologies, Inc.

We have audited the consolidated balance sheet of BioNet Technologies, Inc. as of January 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position BioNet Technologies, Inc. as of January 31, 2000, and the results of its operations, changes in stockholders' equity and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.





                           James E. Scheifley & Associates, P.C.
                           Certified Public Accountants
Denver, Colorado
May 15, 2000

                 BioNet Technologies, Inc.
                Consolidated Balance Sheet
                     January 31, 2000

                          ASSETS

Current assets:
  Cash and cash equivalents                                 $   52,461
  Trading securities                                           132,000
  Prepaid expenses                                               6,713
                                                             ---------
Total current assets                                           191,174

Property and equipment, at cost, net of
  accumulated depreciation of $32,580                           96,779

Available for sale securities                                   72,750
Other assets                                                    11,714
                                                              --------
                                                             $ 372,417
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    25,959
  Accrued expenses                                              40,233
                                                              --------
 Total current liabilities                                      66,192


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding                                5

 Common stock, no par value,
  75,000,000 shares authorized,
 11,711,606 shares issued and outstanding                       11,712
 Additional paid in capital                                  3,789,966
 Subscriptions to common stock                                 788,456
 Accumulated deficit                                       (4,283,914)
                                                            ----------
                                                               306,225
                                                            ----------
                                                           $   372,417




See accompanying notes to consolidated financial statements.

              BioNet Technologies, Inc.
        Consolidated Statements of Operations

                                                              Year Ended
                                                               January 31,
                                                           2000          1999

Costs and expenses
  General and administrative                            $ 1,727,948     $  832,901
  Charge off of acquired research and development cost         -         1,475,949
                                                          ---------      ---------
(Loss) from operations                                   (1,727,948)    (2,308,850)

Other income and (expense):
  Gain (loss) realized from sale of investments             (14,059)        34,194
  Unrealized gain (loss) on investments                      33,000         69,756
  Interest income                                             2,834           -
  Interest espense                                           (1,145)        (1,087)
                                                          ---------      ---------
                                                             20,630        102,863
                                                          ---------      ---------
(Loss) before income taxes                               (1,707,318)    (2,205,987)
Provision for income taxes                                     -              -
                                                          ---------      ---------

Net income (loss)                                       $(1,707,318)   $(2,205,987)


Basic earnings (loss) per share:
 Net income (loss)                                      $     (0.17)   $     (0.39)

 Weighted average shares outstanding                      9,852,722       5,715,465

See accompanying notes to consolidated financial statements.

            BioNet Technologies, Inc.
  Consolidated Statement of Stockholders' Equity
      Years Ended January 31, 2000 and 1999

                                                                       Additional     Paid
                             Preferred Stock        Common Stock         Paid In      Stock       Unearned   Accumulated
                            Shares      Amount    Shares      Amount    Capital   Subscriptions   Services     Deficit   Total
Balance, January 31, 1998       -      $    -    3,255,270   $   3,255  $ 555,041    $     -       $   -  $  (370,609) $ 187,687

   Sale of common stock
    for cash                    -           -      760,294         761    196,923          -            -           -    197,683

   Common stock issued
    for services                -           -    1,125,000       1,125    212,625          -      (95,000)          -    118,750

   Preferred stock issued
    for services            5,000           5            -           -      4,995           -           -           -      5,000
   Fair value of preferred
    stock conversion rights
    vested during year          -           -            -           -    125,000           -           -           -    125,000

   Stock subscriptions
    received in cash            -           -             -          -          -     150,329           -           -    150,329

   Stock subscriptions received
    for debt conversion         -           -             -          -          -     194,938           -           -    194,938

   Common shares issued
    for merger                  -           -     1,900,000      1,900    473,100           -           -           -    475,000

   Common shares issued
    for asset purchase          -           -     2,000,000      2,000    998,000           -           -           -  1,000,000

Net loss for the year           -           -             -          -          -           -           -  (2,205,987)(2,205,987)
                          -------      ------    ----------     ------  ---------    --------    -------- -----------  ----------

 Balance, January 31, 1999  5,000           5     9,040,564      9,041  2,565,683     345,267     (95,000) (2,576,596)   248,400

  Stock subscriptions
   received in cash             -           -             -          -          -   1,355,336           -           -  1,355,336

   Fair value of preferred
   stock conversion rights
    vested during year          -           -             -          -     273,438          -           -           -   273,438

    Compensation value of
     options granted            -           -             -          -      21,800          -           -           -    21,800

   Common stock issued
     for services               -           -         57,052        57      19,512          -           -           -    19,569

    Issuance of subscribed
     shares                     -           -      2,613,990     2,614     909,533   (912,147)          -           -         -

    Amortization of
     unearned services          -           -             -          -          -           -      95.000           -    95,000

Net loss for the year           -           -             -          -          -           -           - (1,707,318)(1,707,318)
                          -------      ------    ----------     ------  ---------    --------    --------  ----------- ---------

 Balance, January 31,
     2000                  5,000       $    5    11,711,606   $ 11,712 $3,789,966  $ 788,456     $     - $(4,283,914) $ 306,225


See accompanying notes to consolidated financial statements.

                BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows

<CAPTION
                                                         Year Ended January 31,
                                                         2000            1999
Cash flows from operating activities:
  Net income (loss)                                   $ (1,707,318)  $ (2,205,987)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                             19,531
   Amortization of unearned services                        95,000
   Write off of purchased research costs                      -         1,453,828
   Common stock issued for services                         19,569        123,750
   Compensation value of options and conversion rights     295,238        125,000
Changes in assets and liabilities:
    (Increase) decrease in:
     Prepaid expenses                                        5,177        (11,890)
     Trading securities                                     29,500         44,988
     Other assets                                           (2,611)          -
    (Decrease) increase in:
      Accounts payable                                     (65,659)        13,173
      Accrued expenses                                        (949)        39,433
                                                          --------      ---------

                  Total adjustments                        394,796      1,798,119
                                                         ---------      ---------
  Net cash provided by (used in)
   operating activities                                 (1,312,522)      (407,868)

Cash flows from investing activities:
   Purchase of fixed assets                                 (8,095)       (32,049)
                                                          --------      ---------
Net cash provided by (used in) investing activities         (8,095)       (32,049)

Cash flows from financing activities:
   Proceeds from sale of common stock                    1,355,336        348,012
   Advances from stockholders                                 -           108,119
                                                          --------      ---------
Net cash provided by (used in) financing activities      1,355,336        456,131

Increase (decrease) in cash                                 34,719         16,214
Cash and cash equivalents,
 beginning of period                                        17,742          1,528
                                                          --------      ---------
Cash and cash equivalents,
 end of period                                          $   52,461      $  17,472



See accompanying notes to consolidated financial statements.

                BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows

                                                Year Ended January 31,
                                                 2000            1999

Supplemental cash flow information:
   Cash paid for interest                      $   1,145       $  1,087
   Cash paid for income taxes                       -              -




See accompanying notes to consolidated financial statements.

BioNet Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1.  Summary of significant accounting policies.

Organization
The Company was incorporated in the State of Florida on May 22, 1986 as Global Wrestling Alliance, Inc. The Company had limited operations from 1988 through 1990 and ceased operations at that time. The Company experienced a change in control and began operations of its present business as of May 31, 1993. The Company was reincorporated in the State of Nevada on August 18, 1993 and during the year ended January 31, 1999 changed its name to BioNet Technologies, Inc.

The Company was in the business of providing financial consulting services for corporate clients. As compensation for these services, the Company received both cash and common stock of the companies to which it provided its services. The Company had elected to be treated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

During January 1997, the Company determined that it was unable to complete certain of its consulting projects and would be unable to accept new consulting clients in the future. The Company negotiated contract termination agreements with all of its active clients that provided for the immediate discontinuance of consulting services. Since its cessation of financial consulting activities during January 1997 the Company has carried out administrative functions and has begun liquidating its investment portfolio. The Company is currently seeking new business activities unrelated to the provision of financial services and during the year ended January 31, 1999 completed a merger with GreenGold Corporation, Inc. (Greengold) and an asset acquisition agreement with Immune Technologies, Inc. (Immune)

Immune to date has been engaged in research and development of technology it hopes to utilize in the diagnosis and treatment of animal diseases.

Greengold to date has been engaged in research and development of technology it hopes to utilize in the recycling and disposal of hog farm waste.

During the year ended January 31, 2000, the Company established a newly formed wholly owned subsidiary named Animal911.COM. (Animal911). This company plans to offer online assistance to pet owners and through the operation of an internet site known as animalstores.com., plans to market pet related products.

Principles of Consolidation
The consolidated financial statements include the accounts of BioNet Technologies, Inc. and its wholly-owned subsidiaries, Greengold and Animal911. All significant inter-company balances and transactions have been eliminated. The Company operates the business acquired from Immune Technologies, Inc. (see Note 2.) as a division.

Securities Valuation
Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the year. These securities are considered to be "trading securities" as it is management's intent to liquidate them in the near term as market conditions warrant. Restricted securities and securities for which no public market exist are valued at fair value as determined by the Board of Directors. These securities are initially valued at the price per share provided for in the client company's private sale of its securities.

Periodic adjustments to the initial fair value are made when deemed appropriate by the directors based upon intervening events or circumstances that would have a material effect on the Company's ability liquidate the securities. Such intervening events and circumstances would include among others material changes in the client's financial position and results of operations, doubts about the client's ability to continue as a going concern, a petition in bankruptcy, the discovery of a material legal or environmental claim, more recent sales of non-trading securities or the abandonment of plans to complete a registration of the securities for public sale. These securities are considered to be "available for sale securities" as the Company's ability to liquidate them in the near term is not assured and is dependent upon the establishment of a public market for the securities at an undetermined future date.

Inventory

Inventory is valued at the lower of cost or market. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.

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

Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $12,458 for the year ended January 31, 2000.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and investments in client company common stocks. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. Client company common stocks are generally thinly traded new issues traded in the over-the-counter market or securities for which no market exists. Attempts by the Company or others to sell substantial positions in these securities could have material negative effects on quoted market prices and the resulting fair value of the securities.

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

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement and therefore comprehensive income is equivalent to net income. .

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date that would require evaluation in accordance with the SOP.

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

The Company has not initiated benefit plans to date that would require disclosure under the statement.

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

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company adopted the statement upon in 1999 and has charged $975 of organization costs to expense during the period ended January 31, 2000 that had been incurred in connection with the formation of Animalll911.

Note 2.  Business acquisitions

On May 29, 1998, the Company completed a merger agreement whereby 2,000,000 shares of its restricted common stock became issuable to the shareholders of Immune Technologies, Inc. (ITI) in exchange for certain assets of ITI. ITI had been a client of the Company and the Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune to date has been engaged in research and development of technology it hopes to utilize in the diagnosis and treatment of animal diseases.

The assets acquired from ITI consist of cash, inventory and fixed assets aggregating $100,972 at the purchase date based on original cost. No adjustments were made to the carryover values of these
assets.   The fair value of the stock issued in the transaction
amounted to $1,000,000 based upon the closing price of the Company's common stock at the merger date of $.50 per share. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current year. The Company believes that this charge-off is appropriate as the acquired business has not begun commercial operation and the Company has no indication that its products or processes for the treatment of animal diseases will be commercially successful if operations commence. The controlling shareholders of Immune retained a significant ownership interest in the acquired business as a result of number of shares issued to complete the asset purchase.

On August 18, 1998, completed an agreement of sale/exchange whereby the Company agreed to issued 1,900,000 shares of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 80% of the outstanding common stock of Greengold. Greengold to date has been engaged in research and development of technology it hopes to utilize in the recycling and disposal of hog farm waste.

The assets and liabilities of Greengold consist of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date. The fair value of the assets and liabilities acquired are based on cost in the case of assets and stated value for the liabilities assumed. The fair value of the stock issued in the transaction amounted to $475,000 based upon the closing price of the Company's common stock at the merger date of $.25 per share. The excess of the fair value of the purchase price over the assets acquired has been treated as the purchase of research and development costs by the Company and has been charged to expense during the current year. The Company believes that this charge-off is appropriate as the acquired business has not begun commercial operation and the Company has no indication that its process to dispose of hog farm waste will be commercially successful if operations commence. The former controlling shareholders of

Greengold retained a significant ownership interest in the acquired business as a result of number of shares issued to complete the merger.

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

Trading Securities:

At January 31, 2000 the Company had investments in listed common equity securities as follows:

                                           Historical    Fair
                                 Shares      Cost       Value
Free trading shares:
National Sorbents, Inc.         88,000    $264,000   $132,000
First Nordic                    55,000       5,000          -
                                          --------   --------
                                          $269,250   $132,000

Fair value of securities as of January 31, 2000 was determined by reference to prices quoted on the NASDAQ OTC Bulletin Board.

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

Available For Sale Securities:

At January 31, 1998 the Company had investments in common equity securities for which no public market exists as follows:
                                           Historical       Fair
                                 Shares      Cost          Value
Immune Technologies, Inc.         10,000       15,000         -
Casinovations Incorporated        29,100       43,650       72,750
                                           ----------    ----------
                                           $   58,650    $  72,750

The securities of Casinovations Incorporated were valued at their fair value, which amounted to $2.50 per share. This company has continued private offerings of its securities at $2.50 per share during the year ended January 31, 2000. No intervening events or circumstances occurred subsequent to the valuation of these securities that would require an adjustment to their valuation as of January 31, 2000. The shares of Immune Technologies, Inc. have been reduced to a zero value as that company became an inactive shell company as a result of the business acquisition described in Note 2.

The Company has had no activity in the number of shares owned for any investment classified as trading securities during the years ended January 31, 2000. During the year ended January 31, 1999, the Company completed the following transactions with respect to its portfolio of trading securities:

Sales for cash
                                 Shares      Proceeds      Gain
Players Network, Inc.            25,000     $ 43,282      $  5,782
Coronado Industries, Inc.       100,000     $ 88,412      $ 28,412

During the year ended January 31, 2000, the Company completed the following transactions with respect to its portfolio of available for sale securities:

Sales for cash
                                 Shares      Proceeds    Gain (Loss)
Rubicon Sports, Inc.             25,000     $ 23,441      $(14,059)

The Company has had no activity in the number of shares owned for any investment classified as available for sale securities the year ended January 31, 1999.

Note 4.  Furniture and equipment

Furniture and equipment consists of the following at January 31, 2000:

  Office equipment                                $ 29,317
  Lab equipment                                     98,542
  Leasehold improvements                             1,500
                                                  --------
                                                   129,359
  Less accumulated depreciation                    (32,580)
                                                  --------
                                                  $ 96,779

Depreciation expense charged to operations was $19,531 and $9,838 during the years ended January 31, 2000 and 1999 respectively.


Note 5.  Capital share transactions

During the year ended January 31, 1999 the Company issued 760,294 shares of its common stock to a limited investor group for cash aggregating $197,683 and collected an additional $150,329 in cash and converted $197,938 of shareholder debt in exchange for subscriptions to its restricted common stock. The subscribed stock will be issued at $.19 per share based in the trading value of the Company's common stock at September 30, 1998, the date of the subscription.

Additionally during 1999, the Company issued an aggregate of 3,900,000 shares of its common stock for the acquisitions of ITI and GGC (see
Note 2).

In connection with an employment contract with its president, the Company issued 5,000 shares of its $.001 par value preferred stock at a nominal value of $1.00 per share for services provided by the officer. The Company charged an amount of $5,000 to compensation expense in connection with the issuance of preferred stock. The shares are convertible into common stock at the rate of 1,000 shares of common stock for each share of preferred stock to be converted. Conversion rights vest to the officer based upon performance goals for the Company as included in the employment contract.

During the year ended January 31, 1999, the first performance goal was attained whereby the Company became obligated to convert 250 shares of the preferred stock into its restricted common stock. The fair value of the common stock at the vesting date (May 29, 1998) amounted to $.50 per share based upon the bid value of the stock.

During the year ended January 31, 2000, the next two performance goals were attained whereby the Company became obligated to convert 500 shares of the preferred stock into its restricted common stock. The fair value of the common stock at the vesting date (February 8, 1999) amounted to $.875 per share based upon the bid value of the stock.

The Company has recorded $273,438 and $125,000 of compensation expense in connection with the vesting of the conversion rights during the years ended January 31, 2000 and 1999, respectively. Additional vesting of the conversion rights will be based upon the maintenance of minimum bid prices of the Company's common stock for a thirty day period at the following levels: 250 shares at $1.50, balance of the shares (4,000) 250 shares are convertible for each $.50 increase in the minimum bid price for the thirty day period or upon the Company achieving an annual net profits and annual increases thereof of $.05 per share for each subsequent 250 share preferred stock series

During the year ended January 31, 1999, the Company issued an aggregate of 1,125,000 shares of its common stock as compensation to an officer and others for services performed and to be performed for the Company. The shares were valued at fair value based on the bid price of the Company's common stock ($.19 per share) at September 30, 1998, the date that the compensation shares were approved by the Company and the recipients. The value of the compensation shares issued for future services amounted to $95,000 and has been shown in the accompanying financial statements as unearned services, a reduction of stockholders' equity. This amount was be recorded as expense during the year ended January 31, 2000.

During the year ended January 31, 2000, the Company received $1,355,336 in cash for the sale of subscriptions to its common stock and issued an aggregate of 2,613,900 shares of common stock related to certain of the subscriptions received. The subscription purchasers paid an average of $.35 for each share of common stock received.

Also during the year ended January 31, 2000, the Company issued 57,052 shares of its common stock for services valued at $19,569. The fair value of the services was determined based on the quoted bid price for the stock at the date the issuance was approved by the Company's Board of Directors.

Note 6.  Commitments

The Company has entered into an operating lease for its office and research facility that calls for annual rental payments aggregating $29,200. The lease term extends through the year 2006. Minimum annual rental payments under the lease are as follows for the years ended January 31, 2001 through 2006: 2001 - $29,200; 2002 - $30,200:
2003 - $19,000; 2004 - $11,000; 2005 - $11,000: 2006 - $1,000.

Rent expense amounted to $28,873 and $14,558 for the years ended
January 31, 2000 and 1999, respectively.

The Company has entered into an employment agreement with its president Dated December 28, 1998, which provides for annual compensation and benefits aggregating $168,000 through 2003.

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

The Company currently has net tax operating loss carryforwards aggregating approximately $4,507,300 which expire beginning in 2008 as follows:

2008                $    10,700
2010                     14,000
2012                    128,000
2013                    440,700
2014                  2,206,000
2015                  1,107,300
                     ----------
                    $ 4,507,300

The principal difference between the Company's book operating losses and income tax operating losses results from recognition of unrealized gains or losses on securities owned for financial statement purposes. The deferred tax asset resulting from the operating loss carryforward described above (approximately $1,532,000) has been fully reserved as it is more likely than not that sufficient taxable income will not be generated in future years that would allow the Company to utilize the asset. The increase in the reserve during the year ended January 31, 2000 amounted to approximately $580,000.

Note 8. Stock option plan

During 1995, the Company adopted the 1995 Non-Statutory Stock Option Plan that provides for granting to the Company's officers, directors, employees and certain other individuals who consult with or advise the

Company, options to acquire up to 750,000 shares of the Company's common stock. The shares issuable under the 1995 plan are at a price not less than 85% of the fair market value of the stock on the date of grant. The exercise periods of the options are not to exceed ten years. Activity in the plan during the years ended January 31, 2000 and 1999 is as follows:
                                    Weighted             Weighted
                                     Average              Average
                                Number    Exercise   Number  Exercise
                                of Shares  Price     of Shares  Price

Outstanding, beginning of year     50,000   $.23            -       -
     Granted                      150,000   $.29       50,000    $.23
     Exercised                          -      -           -        -
     Cancelled                          -      -           -        -
                                  --------  -----     --------   -----
Outstanding, end of year           200,000   $.28     50,000     $.23

At January 31, 2000 there were 550,000 options available for grant.

Certain of the options granted during the year ended January 31, 2000 were issued with an exercise price less than the quoted price for the Company's stock at the grant date. The Company has recorded $21,800 of compensation expense in connection with these options.

In connection with the employment agreement disclosed in Note 6, the Company's president was granted options to purchase 750,000 shares of the Company's common stock at an exercise price of $.19 per share, the fair value of the common stock (based on the closing bid price for the Company's common stock) at the date specified for the option grant (March 26, 1998) as previously approved by the Company's Board of Directors. The option is exercisable for a five-year period. The Company has not recorded compensation expense in connection with the
option grant.   The fair value of the options at the date of grant was
estimated using the Black-Scholes model with assumptions as follows:

                                 2000            1999
Market value                 $.375 - $.47       $ .19
Expected life in years              5               5
Interest rate                    7.0%            6.5%
Volatility                       7.8%             10%
Dividend yield                   0.0%           0.00%


The average fair value of the options granted during 2000 and 1999 amounted to $.23 and $.05 per option. Stock based compensation costs would have increased pretax losses by $12,750 ($.00 per share) and $39,150 ($.00 per share) in 2000 and 1999, respectively if the fair value of the options granted during the years had been recognized as compensation expense.

Note 9. Related Party Transactions.

During the years ended January 31, 1999 and 1998, the Company's former president who is currently a major shareholder of the Company made working capital advances to the Company of $108,119 and $86,819, respectively. The shareholder has agreed to convert the balance due to him at January 31, 1999 into shares of the Company's restricted common at a conversion rate of $.19 per share. The stock price represents the trading bid price of the Company's common stock as of the date the conversion was approved by the Company's Board of Directors. The shares were issued to the former officer during March 2000.

Note 10. Supplemental Statement of Operations Information.

During the years ended January 31, 2000 and 1999, the Company incurred $1,727,948 and $832,901 of general and administrative expenses respectively, the components of which are as follows:

                                            2000            1999

        Employee compensation             $901,734        $474,913
        Consulting expense                383,240          129,706
        Travel expense                     83,249           22,270
        Professional fees                  61,302           42,012
        Insurance                          69,283           45,931
        Rent                               28,873           14,558

        Depreciation & amortization        19,157           10,917
        Research & development             44,356           23,930
        Advertising                        12,458             -
        Moving expense                        882           19,233
        Maintenance                        17,064            7,723
        Telephone expense                  10,959            6,208
        Other expenses                     95,391           35,500
                                         --------         --------
                                       $1,727,948        $ 832,901

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

Date:    May 29, 2000            Bionet Technologies, Inc.

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


/s/ L. Alan Schafler                                            5/29/00
------------------------
L. Alan Schafler
President and Director
(Principal Executive, Financial and Accounting)

/s/ Erich Schmid                                                5/29/00
------------------------
Erich Schmid
Director


/s/ James Yanai                                                 5/29/00
------------------------
James Yanai
Director