Form 10QSB
period 2000-04-30
BIONET TECHNOLOGIES INC
filed 2000-06-20
CIK 799723

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 2000

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

13,161,984 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes                   No  x

PART I:   Financial Information

ITEM 1 - Financial statements
ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II: Other Information
ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:


              BioNet Technologies, Inc.
              Consolidated Balance Sheet
                    April 30, 2000
                     (Unaudited)

                        ASSETS
Current assets:
  Cash and cash equivalents                                      $    30,784
  Trading securities                                                 171,750
  Prepaid expenses                                                     9,944
                                                                   ---------
      Total current assets                                           212,478

Property and equipment, at cost, net of
  accumulated depreciation of $32,602                                 99,378

Other assets                                                          31,240
                                                                   ---------
                                                                 $   343,096
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    13,450
  Accrued expenses                                                    35,874
                                                                   ---------
      Total current liabilities                                       49,324


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding

 Common stock, no par value,
  75,000,000 shares authorized,
  13,161,984 shares issued and outstanding                             13,162
 Additional paid in capital                                         4,247,893
 Subscriptions to common stock                                        948,456
 Accumulated deficit                                               (4,915,744)
                                                                   ----------
                                                                      293,772
                                                                   ----------
                                                                 $    343,096



See accompanying notes to consolidated financial statements.

              BioNet Technologies, Inc.
        Consolidated Statements of Operations
                    (Unaudited)

                                                          Three Months Ended
                                                                April 30,
                                                           2000              1999
Revenues                                               $      -        $         -

Costs and expenses
  General and administrative                                598,939            263,140
                                                         ----------          ---------
(Loss) from operations                                     (598,939)          (263,140)

Other income and (expense):
  Gain (loss) realized from sale of investments                -               (44,500)
  Unrealized gain (loss) on investments                     (33,000)           (22,000)
  Other income                                                  331               -
  Interest espense                                             (222)              (570)
                                                          ---------           --------
                                                            (32,891)           (67,070)

(Loss) before income taxes                                 (631,830)          (330,210)
Provision for income taxes                                     -                  -
                                                          ---------          ---------
Net income (loss)                                      $   (631,830)     $    (330,210)


Basic earnings (loss) per share:
 Net income (loss)                                     $      (.05)       $      (0.04)

 Weighted average shares outstanding                      12,670,191          9,040,564





See accompanying notes to consolidated financial statements.

               BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows
                     (Unaudited)

                                                                Three Months Ended
                                                                     April 30,
                                                               2000            1999

Net cash provided by (used in)
   operating activities                                   $   (189,056)     $   (232,562)

Cash flows from investing activities:
   Proceeds from sale of investments                              -               18,000
   Purchase of fixed assets                                     (7,621)             (561)
                                                            ----------        ----------
Net cash provided by (used in) investing activities             (7,621)           17,439

Cash flows from financing activities:
   Proceeds from sale of common stock                           15,000              -
   Proceeds from stock subscriptions                           160,000           206,755
                                                             ---------        ----------
Net cash provided by (used in) financing activities            175,000           206,755

Increase (decrease) in cash                                    (21,677)           (8,368)
Cash and cash equivalents,
 beginning of period                                            52,461            17,742
                                                             ---------        ----------
Cash and cash equivalents,
 end of period                                            $     30,784       $     9,374




See accompanying notes to consolidated financial statements.

BioNet Technologies, Inc.
Notes to Unaudited Financial Statements
April 30, 2000

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10-K for the year ended January 31, 2000.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.


Investments

At April 30, 2000 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250       -
Immune Technologies, Inc.          10,000    15,000       -
National Sorbents, Inc.            88,000   264,000     99,000
Advanced Sterilizer Technology     10,000    15,000       -
Casinovations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000       -
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $362,900   $171,750

Fair value of National Sorbents Inc. as of April 30, 2000 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities is based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the three months ended April 30, 2000, the Company received gross proceeds from the sale of common stock and subscriptions to common stock aggregating $175,000. Additionally, the Company issued an aggregate of 1,394,663 shares of common stock representing $442,117 of consulting services rendered to the Company. The value of the services was based upon the fair value of the Company's common stock at the date the shares were authorized by the Company's board of directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.   Due to its change in business, Bionet
no longer operate on revenues from its consulting fee income.
During June 1998, Bionet issued 2,000,000 restricted Common
Shares to Immune Technologies, Inc. (Immune) in exchange for certain
assets of Immune.   Immune had been a client of Bionet and the
Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune, to date, had been engaged in research and development of technology that it hopes to utilize in the diagnosis and treatment of
animal diseases.   The assets acquired from Immune consist of cash,
inventory and fixed assets aggregating $100,972 at the purchase date.

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

Capital Resources and Source of Liquidity.    The Company
currently has no material commitments for capital
expenditures.   The Company can meet its short term cash
flow needs from the proceeds from the sale of common stock.
For the first quarter ended April 30, 2000, the Company received proceeds of $15,000 from the sale of common stock and proceeds of $160,000 from stock subscriptions.

In the long term, the Company shall utilize the continued sale of its securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.    The Company is not currently delinquent
on any of its obligations even though the Company has not received any revenues from its division or subsidiary.

For the three months ended April 30, 2000, the Company received no proceeds from the sale of investments and purchased fixed assets of $7,621. This resulted in net cash used in investing activities of $7,621 for the three months ended April 30, 2000.

For the three months ended April 30, 1999, the Company received proceeds from the sale of investments of $180,000 and purchased fixed assets of $561. This resulted in net cash used in provided by investing activities of $17,439 for the three months ended April 30, 2000.

For the three months ended April 30, 2000, the Company received proceeds from the sale of common stock of $15,000 and proceeds from
stock subscriptions of $160,000.   This resulted in net cash provided
by financing activities of $175,000 for three months ended April 30, 2000.

For the three months ended April 30, 1999, the Company received from
stock subscriptions of $206,755.   This resulted in net cash provided by
financing activities of $206,755 for three months ended April 30, 1999.

Results of Operations. For the three months ended April 30, 2000, the Company did not receive any revenue due to lack of operations of its
division, Immune and subsidiary, Greengold.   The Company had general
and administrative expenses of $598,939 for the three months ended April 30, 2000 which consisted primarily of salaries and wages of $117,921, travel of $14,252, telephone of $3,020, maintenance of $5,092, insurance of $21,108, consulting of $353,247, rent of $9,150
and other expenses of $18,336.   The Company also had depreciation and
amortization of $23,966 and research and development costs of $23,459 for the year ended April 30, 2000.

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

Date:  June 15, 2000



/s/ L. Alan Schafler
L. Alan Schafler, President