Form 10QSB
period 2000-07-31
BIONET TECHNOLOGIES INC
filed 2000-10-04
CIK 799723

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended July 31, 2000

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

13,372,870 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes                   No  x

PART I:   Financial Information

ITEM 1 - Financial statements
ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II: Other Information
ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

          BioNet Technologies, Inc.
          Consolidated Balance Sheet
                July 31, 2000

                    ASSETS

Current assets:
  Cash and cash equivalents                       $       1,886
  Trading securities                                    139,630
  Accounts receivable                                       105
  Prepaid expenses                                       18,547
                                                  -------------
      Total current assets                              160,168

Property and equipment, at cost, net of
  accumulated depreciation of $43,127                    91,251

Other assets                                             31,240
                                                  -------------
                                                  $     282,659
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $      62,010
  Accrued expenses                                       44,893
                                                   ------------
      Total current liabilities                         106,903


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding                         5

 Common stock, no par value,
  75,000,000 shares authorized,
  13,372,870 shares issued and outstanding               13,373
 Additional paid in capital                           4,238,805
 Subscriptions to common stock                          856,968
 Accumulated deficit                                 (4,933,395)
                                                    -----------
                                                        175,756
                                                    -----------
                                                   $    282,659




See accompanying notes to consolidated financial statements.

        BioNet Technologies, Inc.
  Consolidated Statements of Operations

                                          Three Months Ended          Six Months Ended
                                            July 31,                     July 31,
                                              2000        1999        2000      1999

Revenues                                    $     129  $    -     $      129  $     -

Costs and expenses
  General and administrative                  304,136    310,190     585,018     573,330
                                            ---------   --------    --------   ---------
(Loss) from operations                       (304,007)  (310,190)   (584,889)   (573,330)

Other income and (expense):
  Gain (loss) realized from sale of investments  -        23,438        -        (21,062)
  Other income                                    533       -            864        -
  Unrealized gain (loss) on investments       (32,120)   (11,000)    (65,120)    (33,000)
  Interest espense                               (114)      (355)       (336)       (925)
                                            ---------   --------    --------   ---------
                                              (31,701)    12,083     (64,592)    (54,987)

(Loss) before income taxes                   (335,708)  (298,107)   (649,481)   (628,317)
Provision for income taxes                       -          -           -           -
                                            ---------   --------    --------   ---------

Net income (loss)                          $ (335,708) $(298,107)  $(649,481) $ (628,317)


Basic earnings (loss) per share:
 Net income (loss)                         $    (0.3.) $   (0.03)  $   (0.05) $    (0.07)

 Weighted average shares outstanding        13,248,946  9,040,56  12,959,569   9,040,564





See accompanying notes to consolidated financial statements.

           BioNet Technologies, Inc.
     Consolidated Statements of Cash Flows

                                                          Six Months
                                                             Ended
                                                             July 31,
                                                        2000         1999
  Net cash provided by (used in)
   operating activities                            $  (378,942) $ (503,378)

Cash flows from investing activities:
   Proceeds from sale of investments                      -         41,438
   Purchase of fixed assets                             (5,019)     (4,704)
                                                    ----------    --------
Net cash provided by (used in) investing activities     (5,019)     36,734

Cash flows from financing activities:
   Proceeds from sale of common stock                   69,236        -
   Proceeds from stock subscriptions                   263,450     556,755
                                                    ----------    --------
Net cash provided by (used in) financing activities    333,386     556,755

Increase (decrease) in cash                            (50,575)     90,111
Cash and cash equivalents,
 beginning of period                                    52,461      17,742
                                                    ----------    --------
Cash and cash equivalents,
 end of period                                      $    1,886   $ 107,853




See accompanying notes to consolidated financial statements.

Bio Net Technologies, Inc.
Notes to Unaudited Financial Statements
July 31, 2000

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


Investments

At July 31, 2000 the Company had investments in common equity securities as follows:
                                         Historical    Fair
                                  Shares    Cost       Value

Level Best Golf, Inc.               3,500     5,250       -
Immune Technologies, Inc.          10,000    15,000       -
National Sorbents, Inc.            88,000   264,000     66,880
Advanced Sterilizer Technology     10,000    15,000       -
Casinovations, Inc.                29,100    43,650     72,750
Grand Slam Licensing, Inc.         10,000    15,000       -
First Nordic                       55,000     5,000       -
                                          ---------  ---------
                                           $362,900   $139,630

Fair value of National Sorbents Inc. as of July 31, 2000 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities is based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the six months ended July 31, 2000, the Company received gross proceeds from the sale of common stock and subscriptions to common stock aggregating $333,386. The shares were sold at a discount from the fair value of the Company's common stock aggregating $61,566, which amount has been charged to operations during the period. Additionally, the Company issued an aggregate of 368,674 shares of common stock representing $124,061 of consulting services rendered to the Company. The value of the services was based upon the fair value of the Company's common stock at the date the shares were authorized by the Company's board of directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.   Due to its change in business, Bionet
no longer operates on revenues from its consulting fee income.
During June 1998, Bionet issued 2,000,000 restricted Common
Shares to Immune Technologies, Inc. (Immune) in exchange for certain
assets of Immune.   Immune had been a client of Bionet and the
Company had advanced an aggregate of $79,800 to Immune during 1997 and 1998 to assist in meeting that company's working capital requirements. Immune, to date, had been engaged in research and development of technology that it hopes to utilize in the diagnosis and treatment of
animal diseases.   The assets acquired from Immune consist of cash,
inventory and fixed assets aggregating $100,972 at the purchase date.

During August 1998, Bionet issued 1,900,000 of its restricted common stock to the certain shareholders of Greengold Corporation (Greengold) in exchange for 80% of the outstanding common stock of
Greengold.   Greengold, to date, has been engaged in research and
development of technology that it hopes to utilize in the recycling and disposal of animal waste with the first application being hog waste. Additionally applications of its technology are in the treatment of
industrial and municipal water and waste treatment facilities.   The
assets and liabilities of Greengold consisted of patent costs of $7,500 and accounts payable of $28,649 at the acquisition date.

The Company will have to seek equity or debt financing to continue operations regarding its new acquisitions.

Capital Resources and Source of Liquidity.    The Company currently
has no material commitments for capital expenditures.   The Company
can meet its short term cash flow needs from the proceeds from the
sale of common stock.   For the six months ended July 31, 2000, the
Company received proceeds of $69,236 from the sale of common stock and proceeds of $263,450 from stock subscriptions.

In the long term, the Company shall utilize the continued sale of its securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.    The Company is not currently delinquent on any of
its obligations even though the Company has not received any revenues from its division or subsidiary.

For the six months ended July 31, 2000, the Company received no proceeds from the sale of investments and purchased fixed assets of $5,019. This resulted in net cash used in investing activities of $5,019 for the six months ended July 31, 2000.

For the six months ended July 31, 1999, the Company received proceeds from the sale of investments of $41,438 and purchased fixed assets of $4,704. This resulted in net cash used in provided by investing activities of $36,734 for the six months ended July 31, 2000.

For the six months ended July 31, 2000, the Company received proceeds from the sale of common stock of $69,236 and proceeds from stock
subscriptions of $263,450.   This resulted in net cash provided by
financing activities of $333,386 for six months ended July 31, 2000.

For the six months ended July 31, 1999, the Company received from
stock subscriptions of $556,755.   This resulted in net cash provided by
financing activities of $556,755 for six months ended July 31, 1999.

Results of Operations. For the six months ended July 31, 2000, the Company did not receive any revenue due to lack of operations of its division, Immune and subsidiary, Greengold. The Company had general and administrative expenses of $585,018 for the six months ended July 31, 2000 which consisted primarily of salaries and wages of $228,179, travel of $18,642, telephone of $5,374, maintenance of $5,621, insurance of $32,656, consulting of $204,300, rent of $17,148 and
other expenses of $73,098.   The Company also had depreciation and
amortization of $33,988 and research and development costs of $28,585 for the six months ended July 31, 2000.

Salaries increased substantially due to the issuance of stock as partial compensation but actual cash compensation was not materially different.

Travel increase substantially due to the efforts of the Company to raise additional capital to fund ongoing operations.

Consulting expenses increased due to the issuance of stock for outside services involved in the Company's financing efforts.

For the six months ended July 31, 1999, the Company did not receive any revenue due to the cessation of previous operations and the
subsequent acquisitions of Immune and Greengold.   The Company had
general and administrative expenses of $573,330 for the six months ended July 31, 1999 which consisted primarily of salaries and wages of $139,259, legal of $11,987, accounting of $12,194, travel of $29,975, advertising of $1,685, insurance of $24,428, consulting of $203,621, moving expense of $3,089, rent of $18,611, research and development of $74,619 and other expenses of $53,862.

Plan of Operation.

The Company intends to receive revenues through its division.   Bionet
has already begun to generate revenues through advertising and participation in retail sales on its website. Bionet expects to begin generating revenues from its divisions IMOD product line.

Bionet expects neither expenses nor income from any Greengold operations until a conflict concerning the employee agreement and confidentiality agreement with a former officer and director of Greengold is resolved.

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

Date:  October 3, 2000



/s/ L. Alan Schafler
L. Alan Schafler, President