Form 10QSB
period 2000-10-31
BIONET TECHNOLOGIES INC
filed 2000-12-14
CIK 799723

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended October 31, 2000

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

13,812,744 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes                   No  x

PART I:   Financial Information

ITEM 1 - Financial statements
ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II: Other Information
ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

                 BioNet Technologies, Inc.
                Consolidated Balance Sheet
                     October 31, 2000

                          ASSETS

Current assets:
  Cash and cash equivalents                                 $      11,717
  Trading securities                                              127,750
  Accounts receivable                                                   6
  Prepaid expenses                                                 34,693
                                                              -----------
      Total current assets                                        174,166

Property and equipment, at cost, net of
  accumulated depreciation of $48,362                              86,016

Other assets                                                       31,239
                                                              -----------
                                                             $    291,421
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $    126,970
  Accrued expenses                                                 67,949
                                                              -----------
      Total current liabilities                                   194,919


Stockholders' equity:
 Preferred stock, $.001 par value,
  50,000 shares authorized,
  5,000 shares issued and outstanding                                   5

 Common stock, no par value,
  75,000,000 shares authorized,
  13,812,744 shares issued and outstanding                         13,813
 Additional paid in capital                                     4,344,008
 Subscriptions to common stock                                    924,168
 Accumulated deficit                                           (5,185,492)
                                                              -----------
                                                                   96,502
                                                              -----------
                                                             $    291,421




See accompanying notes to consolidated financial statements.

              BioNet Technologies, Inc.
        Consolidated Statements of Operations
                     (Unaudited)

                                                      Three Months Ended         Nine Months Ended
                                                          October 31,                October 31,
                                                         2000        1999          2000        1999
Revenues                                               $         4  $     -     $      133    $     -

Costs and expenses
  General and administrative                               240,041     247,989     825,059       821,319
                                                        ----------   ---------   ---------    ----------
(Loss) from operations                                    (240,037)   (247,989    (824,926)     (821,319)

Other income and (expense):
  Gain (loss) realized from sale of investments                                                  (21,062)
  Other income                                                   1       1,626         865         1,626
  Unrealized gain (loss) on investments                    (11,880)    (11,000     (77,000)      (44,000)
  Interest espense                                            (181)       -           (517)         (925)
                                                        ----------   ---------   ---------    ----------
                                                           (12,060)     (9,374)    (76,652)      (64,3361

(Loss) before income taxes                                (252,097)   (257,363)   (901,578)     (885,680)
Provision for income taxes                                    -           -           -             -
                                                        ----------   ---------   ---------    ----------
Net income (loss)                                      $  (252,097)  $(257,363)  $(901,578)   $ (885,680)


Basic earnings (loss) per share:
 Net income (loss)                                     $     (0.02)   $  (0.03)  $   (0.07)   $   (0.10)

 Weighted average shares outstanding                    13,699,453    9,578,240  13,206,197    9,308,678





See accompanying notes to consolidated financial statements.

                BioNet Technologies, Inc.
          Consolidated Statements of Cash Flows

                                                                    Nine Months
                                                                      Ended
                                                                    October 31,
                                                                  2000      1999
  Net cash provided by (used in)
   operating activities                                       $  (458,312) $ (746,969)

Cash flows from investing activities:
   Proceeds from sale of investments                                 -         41,438
   Purchase of fixed assets                                        (5,019)     (7,057)
                                                               ----------   ---------
Net cash provided by (used in) investing activities                (5,019)     34,381

Cash flows from financing activities:
   Proceeds from sale of common stock                              91,937        -
   Proceeds from stock subscriptions                              330,650     781,755
                                                                ---------    --------
Net cash provided by (used in) financing activities               422,587     781,755

Increase (decrease) in cash                                       (40,744)     69,167
Cash and cash equivalents,
 beginning of period                                               52,461      17,742
                                                                ---------    --------
Cash and cash equivalents,
 end of period                                                 $   11,717   $  86,909



See accompanying notes to consolidated financial statements.

Bio Net Technologies, Inc.
Notes to Unaudited Financial Statements
October 31, 2000

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


Investments

At October 31, 2000 the Company had investments in common
equity securities as follows:
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

Fair value of National Sorbents Inc. as of October 31, 2000 was determined by reference to price quoted on the NASDAQ OTC Bulletin Board. No public market exists for the other securities listed. Fair value of these securities is based on the price paid by qualified investors in recent private placements of the securities as adjusted by management to reflect significant changes in investee company financial conditions.

During the nine months ended October 31, 2000, the Company received gross proceeds from the sale of common stock and subscriptions to common stock aggregating $422,587. The shares were sold at a discount from the fair value of the Company's common stock aggregating $123,197, which amount has been charged to operations during the period. Additionally, the Company issued an aggregate of 430,528 shares of common stock representing $146,062 of consulting services rendered to the Company. The value of the services was based upon the fair value of the Company's common stock at the date the shares were authorized by the Company's board of directors.

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

Capital Resources and Source of Liquidity.    The Company currently
has no material commitments for capital expenditures.   The Company
can meet its short-term cash flow needs from the proceeds from the
sale of common stock.   For the nine months ended October 31, 2000,
the Company received proceeds of $91,937 from the sale of common stock
and proceeds of $330,650 from stock subscriptions.   As a result, the
Company had net cash provided by financing activities of $422,587 for the nine months ended October 31, 2000.

For the nine months ended October 31, 1999, the Company received from
stock subscriptions of $781,755.   This resulted in net cash provided by
financing activities of $781,755 for nine months ended October 31, 1999.

In the long term, the Company shall utilize the continued sale of its securities to meet its cash flow needs until the Company can implement its new business plan.

Going Concern.    The Company is not currently delinquent on any of
its obligations even though the Company has not received any revenues from its division or subsidiary.

For the nine months ended October 31, 2000, the Company received no proceeds from the sale of investments and purchased fixed assets of $5,019. This resulted in net cash used in investing activities of $5,019 for the nine months ended October 31, 2000.

For the nine months ended October 31, 1999, the Company received proceeds from the sale of investments of $41,438 and purchased fixed assets of $7,057. This resulted in net cash used in provided by investing activities of $34,381 for the nine months ended October 31, 1999.

Results of Operations. For the nine months ended October 31, 2000, the Company did not receive any material revenue due to lack of
operations of its division, Immune and subsidiary, Greengold.   The
Company had general and administrative expenses of $(825,059) for the nine months ended October 31, 2000 which consisted primarily of salaries and wages of $374,327, travel of $34,796, telephone of $7,709, maintenance of $12,337, insurance of $42,485, consulting of
$203,293, rent of $20,359 and other expenses of $80,790.   The Company
also had depreciation and amortization of $15,760 and research and development costs of $33,203 for the nine months ended October 31, 2000.

Salaries increased substantially due to the issuance of stock as partial compensation but actual cash compensation was not materially different.

Travel increase substantially due to the efforts of the Company to raise additional capital to fund ongoing operations.

Consulting expenses increased due to the issuance of stock for outside services involved in the Company's financing efforts.

For the nine months ended October 31, 1999, the Company did not receive any revenue due to the cessation of previous operations and
the subsequent acquisitions of Immune and Greengold.   The Company had
general and administrative expenses of $821,319 for the nine months ended October 31, 1999 which consisted primarily of salaries and wages of $184,259, legal of $33,464, accounting of $16,884, travel of $48,374, advertising of $1,720, insurance of $42,129, consulting of $260,836, moving expense of $3,089, rent of $23,411, research and development of $80,619 and other expenses of $45,915.

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

Date:  December 12, 2000



/s/ L. Alan Schafler
L. Alan Schafler, President